Form 10QSB
period 2001-03-31
E NUTRITION INC
filed 2001-05-15
CIK 1126411

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                    Commission File No. 333-48746
                          E NUTRITION, INC.
  (Exact name of small business issuer as specified in its charter)

            Nevada                          87-0567853
                (State or other    (IRS Employer Identification
jurisdiction of                                No.)
                incorporation
or organization)

              386 North 210 East, Mapleton, Utah  84664
              (Address of principal executive offices)

                            801-489-0222
                     (Issuer's telephone number)

                           Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 11,650,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                             FORM 10-QSB
                          E NUTRITION, INC.

                                INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - March 31, 2001       4
          (unaudited) and December 31, 2000

          Condensed    Statements   of   Operations       5
          (unaudited)  for the Three  Months  Ended
          March  31,  2001 and 2000,  and  for  the
          period  from Inception on March 13,  1996
          through December 31, 2000

          Condensed   Statements  of   Cash   Flows       6
          (unaudited)  for the Three  Months  Ended
          March  31,  2001 and 2000,  and  for  the
          period  from Inception on March 13,  1996
          through December 31, 2000

          Notes     to    Consolidated    Financial      7
          Statements

          Item  2.   Management's  Discussion   and	   13
          Analysis of Financial Condition or Plan of Operation

PART II.  Other Information
          Item 2.  Changes in Securities                 14
          Item 6.  Exhibits and Reports on Form 8-K      14

          Signatures                                     14

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                          E NUTRITION, INC.
                    [A Development Stage Company]

                      CONDENSED BALANCE SHEETS

                               ASSETS
                             [Unaudited]


                                              March 31,December 31,
                                                 2001      2000
                                               ________  ________
CURRENT ASSETS:
  Cash in bank                                  $ 1,025  $  5,096
  Inventory                                       2,769     1,472
  Prepaid assets                                  1,000       713
                                               ________  ________
        Total Current Assets                      4,794     7,281

OTHER ASSETS:
  Trademarks, formulas, etc., net                 8,790     9,624
  Deferred stock offering costs                  10,750    10,750
                                               ________  ________
        Total Other Assets                       19,540    20,374
                                               ________  ________
                                                $24,334  $ 27,655
                                               ________  ________

                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                              $   756  $  1,902
                                               ________  ________
        Total Current Liabilities                   756     1,902
                                               ________  ________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding       -         -
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 11,650,000 and 11,650,000, shares
   issued and outstanding                        11,650    11,650
  Capital in excess of par value                 19,850    19,850
  (Deficit) accumulated during the
    development stage                           (7,922)   (5,747)
                                               ________  ________
        Total Stockholders' Equity               23,578    25,753
                                               ________  ________
                                                $24,334  $ 27,655
                                               ________  ________
Note: The Balance Sheet of December 31, 2000, was taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          E NUTRITION, INC.
                    [A Development Stage Company]

                 CONDENSED STATEMENTS OF OPERATIONS

                             [Unaudited]

                                                   Cumulative from
                                  For the Three      Inception on
                                   Months Ended       March 13,
                                    March 31,        1996 through
                               ___________________    March 31,
                                  2001      2000         2001
                               ___________________________________

REVENUE, net                    $ 56,070  $      -   $    150,750

COST OF GOODS SOLD, net           22,788         -         58,059
                              ___________________________________
GROSS PROFIT                      33,282         -         92,691

EXPENSES
  General and Administrative      35,457       221        100,613
                              ___________________________________
LOSS BEFORE INCOME TAXES          (2,175)     (221)        (7,922)

CURRENT TAX EXPENSE                    -         -              -

DEFERRED TAX EXPENSE                   -         -              -
                              ___________________________________
NET LOSS                        $ (2,175)  $  (221)   $    (7,922)
                              ___________________________________

LOSS PER COMMON SHARE           $   (.00) $   (.00)  $       (.00)
                              ___________________________________


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          E NUTRITION, INC.
                    [A Development Stage Company]

                 CONDENSED STATEMENTS OF CASH FLOWS

                             [Unaudited]

                                                   	        Cumulative from
                                 	         For the Three      Inception on
                                 	          Months Ended        March 13,
                                           	March 31,       1996 through
                          		      ___________________     March 31,
                               		 2001        2000        2001
 Cash Flows From Operating
  Activities:
 Net loss                                 $  (2,175) $  (221)    $ (7,922)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
 Amortization expense                           834        -        1,210
 Changes in assets and liabilities:
  (Increase) in inventory                    (1,297)       -       (2,769)
  (Increase) in prepaid assets                 (287)       -       (1,000)
  Decrease (increase) in accounts payable    (1,146)       -          756

     Net Cash Provided (Used) by
       Operating Activities                  (4,071)    (221)      (9,725)

Cash Flows From Investing
  Activities                                      -        -            -
 (Increase) in other intangibles                  -        -      (10,000)

     Net Cash Provided by Investing
       Activities                                 -        -      (10,000)

Cash Flows From Financing
  Activities:
 Proceeds from issuance of common stock	        -        -       26,500
 Capital contributions                  	        -        -        5,000
 Stock offering costs                 	        -        -      (10,750)

     Net Cash Provided by Financing
       Activities                      	        -        -       20,750

Net Increase (Decrease) in Cash  		   (4,071)    (221)       1,025

Cash at Beginning of Period        		    5,096      283            -

Cash at End of Period           	       $  1,025  $    64     $  1,025


                             [Continued]

                          E NUTRITION, INC.
                    [A Development Stage Company]

           CONDENSED STATEMENTS OF CASH FLOWS [continued]


                                                        Cumulative from
                                    For the Three         Inception on
                                     Months Ended          March 13,
                                      March 31,           1996 through
                          		________________       March 31,
                           	            2001       2000     2001
                                      ___________________________________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                            $     -   $      -    $        -
   Income taxes                        $     -   $      -    $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March  31, 2001:
    None.

  For the three months ended March 31, 2000
    None

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          e NUTRITION, INC.
                    [A Development Stage Company]

                    NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - e Nutrition, Inc. (the Company) was organized under the laws of the State of Nevada on March 13, 1996. The Company markets nutritional products and is considered a development stage company as defined in Statement of Financial Accounting Standards
  (SFAS) No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 6]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Advertising - Advertising and promotional costs are expensed as incurred.

  Stock Offering Costs - Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering in capital in excess of par value. In the event a stock offering is unsuccessful, the costs related to the offering will be written-off directly to expense.

  Revenue Recognition - Revenue from sales is recognized upon shipment of the products. The Company currently ships products only after receipt of cash or an approved credit card number.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Amortization - Trademarks, formulas, etc. are being amortized on a straight-line basis over the estimated useful life of three years.

                          e NUTRITION, INC.
                    [A Development Stage Company]

                    NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVENTORY

  The following is a summary of inventory, at cost, as of:



                                 March 31,    December 31,
                                    2001          2000
                               ___________   ___________
         Finished goods         $    2,769    $    1,472
                               ___________   ___________
                                $    2,769    $    1,472
                               ___________   ___________

NOTE 3 - TRADEMARKS, FORMULAS, ETC.

  In November 2000, the Company entered into an agreement to purchase all of the HI-Q trademarks, formulas, and associated rights, benefits, royalties, and uses. The following is a summary as of:

                                	March 31,   December 31,
                                   	    2001         2000
                              	 ___________  ___________
      Trademarks, formulas, etc.    $   10,000   $  10,000
      Less: Accumulated Amortization    (1,210)       (376)
                               	 ___________  ___________
                               	$    8,790   $   9,624
                               	 ___________  ___________


  During the three month period and year ended March 31, 2001 and December 31, 2000, the Company expensed $834 and $376 as amortization expense. The Company has estimated 36 months as the useful life of the license agreement.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001, the Company has available unused operating loss carryforwards of approximately $7,900, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,600 as of March 31, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $600 during 2001.

                          e NUTRITION, INC.
                    [A Development Stage Company]

                    NOTES TO FINANCIAL STATEMENTS


NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - An officer and controlling shareholder of the Company was paid $0 and $5,000 compensation from the Company for the three months ended March 31, 2001 and the year ended December 31, 2000.

  Officer - The Company's president and controlling shareholder also performs services for other Companies which are owned or controlled by Howard J. Ruff, an individual with whom the Company has various agreements [See Note 7].

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                  	  Cumulative from
                                	  For the Three       Inception on
                                  	  Months Ended         March 13,
                                     	March 31,       1996 through
                           	   _______________________    March 31,
                                       2001       2000          2001

Loss from continuing operations
 available to common shareholders
 (numerator)              	    $  (2,175)  $    (221)    $   (7,922)

Weighted average number of
 common shares outstanding used
 in loss per share for the period
 (denominator)                    11,650,000   1,500,000     2,830,233


NOTE 7 - COMMITMENTS AND CONTINGENCIES

  During the year ended December 31, 2000 the Company entered into four agreements (license, purchase, distribution, and marketing) with Howard J. Ruff or entities beneficially owned and controlled by him. The following summarizes the details of each agreement.

  License Agreement - The Company entered into a License Agreement with Phoenix Ink, LLC, which grants the Company the exclusive right to engage in the business of manufacturing and selling nutritional products under the trade name HI-Q. This license began on June 6, 2000 and will continue for one year and is renewable annually. The Company paid the sum of $5,000 as an initial payment. The Company further paid a quarterly amount of $5,000 for the duration of the agreement and a $1.00 royalty for each bottle manufactured. This agreement was cancelled in November 2000 under terms of a purchase agreement the Company entered into with Phoenix Ink, LLC. A total of $14,000 had been paid as of December 31, 2000. Howard J. Ruff, with whom the Company has a marketing agreement, is a controlling member of Phoenix Ink, LLC through beneficial ownership.

  Purchase Agreement - The Company entered into a contract with Phoenix Ink. LLC, for the sale and purchase of all HI-Q trademarks, product formulations and associated assets, benefits, rights, royalties, and uses of the HI-Q products on November 20, 2000. The Company paid $10,000 to fulfill the contract which nullifed the license agreement entered on June 6, 2000.

                          e NUTRITION, INC.
                    [A Development Stage Company]

                    NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES, [continued]

  Distribution Agreement - The Company entered into an agreement with HI-Q Distribution, Inc. who will undertake for the Company the order taking, order fulfillment, customer service, and shipping of the Company's HI-Q product orders on an as needed basis. This agreement commenced on October 1, 2000, is open ended, and terminable by either party at any time. The Company will be billed for time spent at HI-Q Distribution's regular billing rate. A total of $15,773 has been paid as of December 31, 2000. Hi-Q Distribution, Inc. is owned or controlled by Howard J. Ruff, with whom the Company has a marketing agreement.

  Marketing Agreement - The Company entered into a agreement with Howard J. Ruff to consult and oversee the marketing of the HI-Q nutritional products. This agreement commenced on June 6, 2000 and shall continue for one year. The Company will pay two dollars for each bottle of HI-Q sold by the efforts of Howard J. Ruff on a weekly basis. This excludes bottles used for promotional efforts. A total of $7,105 had been paid as of December 31, 2000.

NOTE 8 - CONCENTRATIONS

  The Company currently purchases 100% of its HI-Q products from one Company. Management believes there are other sources available with which it could contract to produce its products. Accordingly, management believes the loss of this vendor would not have a material impact on the operations of the Company.

  The distribution of the Company's products, which includes order taking, order fulfillment, customer service and shipping is contracted out and handled by one company (HI-Q Distribution, Inc.), which is related by ownership to Howard J. Ruff, an individual with whom the Company also has a marketing agreement.

NOTE 9 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          e NUTRITION, INC.
                    [A Development Stage Company]

                    NOTES TO FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENT

  Proposed Stock Offering - The Company is proposing to make a public stock offering of 750,000 shares of its previously authorized but unissued common stock. This offering is proposed to be registered with the Security and Exchange Commission on Form SB-2. An offering price of $.20 per share has been arbitrarily determined by the Company. The offering will be managed by the Company without an underwriter. The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. If the Company does not sell a minimum of 500,000 shares within 90 days of the start of the offering (plus an additional 30 days if extended by the Company) then all proceeds will be returned.

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Three Month periods Ended March 31, 2001 and 2001

The Company had revenue from continuing operations for the three-month periods ended March 31, 2001 and 2000 of $56,070 and -0-respectively. Increase is due to the Company commencing operations. Cost of goods sold was $22,788 and -0- for the period ending March 31, 2001 and 2000.

General and administrative expenses for the three month periods ended March 31, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $35,457 and $221 for the three-month periods ended March 31, 2001 and 2000 respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,175 for the three months ended March 31, 2001 as compared to a net loss of $221 for the same period in 2000.

Liquidity and Capital Resources

At March 31, 2001 the Company had $1,025 cash in hand and total current liabilities of $756 compared to $5,096 cash in hand and $1,902 in current liabilities for the period ending March 31, 2000.

The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission that became effective on March 26, 2000.
The Company proposes to raise a minimum of $100,000 and a maximum of $150,000 through the sale of its registered common stock. The Company has an escrow agreement in place whereby the Company cannot use the proceeds from the sale of stock until the minimum amount has been reached. As of March 31, 2001, the Company had not received the minimum amount. Should the Company fail to raise the minimum amount by June 26, 2001, unless extended for an additional 30 days, it will have to refund any monies held in escrow.

PART II.  OTHER INFORMATION

Item 2.  Use of Proceeds from Registered Securities

The Company filed an SB-2 Registration Statement on its common stock for a minimum of $100,000 and a maximum of $150,000 with the Securities and Exchange Commission that went effective on March 26, 2001. The Company is offering a minimum of 500,000 shares and a maximum of 750,000 shares at $0.20 per share. The Commission file number is 333-48746. The offering commenced on March 26, 2001, however the Company has not yet raised the minimum amount and has in place an escrow agreement whereby all funds are placed in escrow until the minimum amount is raised. Should the Company fail to raise the minimum, all proceeds will be refunded.

As of May 11, 2001, the Company has incurred expenses in the amount of $18,124 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees. The Company originally estimated expenses to be $25,000 and believes this is an accurate estimate.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

Exhibits: None


                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              E NUTRITION, INC.


Date: May 15, 2001            By:/s/ Steven L. White
                              Steven L. White
                              President and Treasurer