Form 10QSB
period 2001-06-30
E NUTRITION INC
filed 2001-08-14
CIK 1126411

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                    Commission File No. 333-48746
                          E NUTRITION, INC.
  (Exact name of small business issuer as specified in its charter)

            Nevada                          87-0567853
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

              386 North 210 East, Mapleton, Utah  84664
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 11,650,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                             FORM 10-QSB
                          E NUTRITION, INC.

                                INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - June 30,  2001       4
          (unaudited) and December 31, 2000

          Condensed    Statements   of   Operations       5
          (unaudited)  for the Three  Months  Ended
          June  30,  2001  and 2000,  and  for  the
          period  from Inception on March 13,  1996
          through June 30, 2001
                                                          6
          Condensed   Statements  of   Cash   Flows
          (unaudited)  for the Three  Months  Ended
          June  30,  2001  and 2000,  and  for  the
          period  from Inception on March 13,  1996
          through June 30, 2001                           7

          Notes     to    Consolidated    Financial      12
          Statements

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition or Plan of Operation

PART II.  Other Information
          Item  2.  Use of Proceeds from Registered      14
          Securities                                     15
          Item 6.  Exhibits and Reports on Form 8-K

          Signatures                                     15

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

                          E NUTRITION, INC.
                    [A Development Stage Company]

                 UNAUDITED CONDENSED BALANCE SHEETS

                               ASSETS

                                                     June 30,   December 31,
                                                       2001         2000
                                                     ________     ________
CURRENT ASSETS:
  Cash in bank                                      $  51,181    $   5,096
  Inventory                                             6,834        1,472
  Prepaid assets                                        1,000          713
                                                      ________      ________
        Total Current Assets                           59,015         7,281
                                                      ________      ________
OTHER ASSETS:
  Trademarks, formulas, etc., net                       7,956         9,624
  Deferred stock offering costs                             -        10,750
                                                      ________      ________
        Total Other Assets                              7,956        20,374
                                                      ________      ________
                                                     $ 66,971    $   27,655
                                                      ________      ________

                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                   $  6,660     $   1,902
                                                      ________      ________
        Total Current Liabilities                       6,660         1,902
                                                      ________      ________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding             -             -
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 12,225,000 and 11,650,000, shares
   issued and outstanding, respectively                12,225        11,650
  Capital in excess of par value                      114,275        19,850
  (Deficit) accumulated during the
    development stage                                 (66,189)       (5,747)
                                                      ________      ________
        Total Stockholders' Equity                     60,311        25,753
                                                      ________      ________
                                                     $ 66,971     $  27,655
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

                          E NUTRITION, INC.
                    [A Development Stage Company]

            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                           Cumulative from
                                  For the Three           For the Six        Inception on
                                   Months Ended           Months Ended        March 13,
                                     June 30,                June 30,       1996 through
                                ____________________   _____________________   June 30,
                                   2001      2000         2001       2000        2001
                                ____________________    ____________________  ____________
REVENUE, net                    $ 57,911   $       -   $ 113,981   $       -   $  208,661

COST OF GOODS SOLD, net           25,506       4,500      48,294       4,500       83,565
                                  ______     _______     _______     _______     ________
GROSS PROFIT                      32,405      (4,500)     65,687      (4,500)     125,096
                                  ______     _______     _______     _______     ________
EXPENSES:
  General and Administrative      90,819       6,052     126,276       6,273      191,432
                                  ______      ______     _______     _______     ________
        Total Expense            (90,819)     (6,052)   (126,276)     (6,273)    (191,432)
                                  ______      ______     _______     _______     ________
OTHER INCOME (EXPENSE):
  Interest income                    147           -         147           -          147
                                  ______      ______     _______     _______     ________
   Total Other Income (Expense)      147           -         147           -          147
                                  ______      ______     _______     _______     ________
LOSS BEFORE INCOME TAXES         (58,267)    (10,552)    (60,442)    (10,773)     (66,189)

CURRENT TAX EXPENSE                    -           -           -           -            -

DEFERRED TAX EXPENSE                   -           -           -           -            -
                                  ______      ______     _______     _______     ________
NET LOSS                        $(58,267)  $ (10,552)  $ (60,442)  $ (10,773)  $  (66,189)

LOSS PER COMMON SHARE           $   (.00)  $    (.00)  $    (.01)  $    (.00)  $     (.02)

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          E NUTRITION, INC.
                    [A Development Stage Company]
            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Cumulative from
                                                 For the Six        Inception on
                                                Months Ended          March 13,
                                                  June 30,          1996 through
                                           _______________________     June 30,
                                              2001           2000        2001
                                           _____________________________________
Cash Flows From Operating Activities:
 Net loss                                 $  (60,442)   $   (10,773)   $ (66,189)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
 Amortization expense                          1,668              -        2,044
 Changes in assets and liabilities:
  Decrease (increase) in inventory            (5,362)             -       (6,834)
  Decrease (increase) in prepaid assets         (287)             -       (1,000)
  Increase (decrease) in accounts payable      4,758              -        6,660
                                            ________       ________     _________
     Net Cash Provided (Used) by
       Operating Activities                  (59,665)       (10,773)     (65,319)
                                            ________       ________     _________
Cash Flows From Investing Activities:              -              -            -
 (Increase) in other intangibles                   -              -      (10,000)
                                            ________       ________     _________
     Net Cash Provided (Used) by Investing
       Activities                                  -              -      (10,000)
                                            ________       ________     _________
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock      115,000         25,000      141,500
 Capital contributions                             -              -        5,000
 Stock offering costs                         (9,250)             -      (20,000)
                                           _________       ________     _________
  Net Cash Provided (Used) by Financing
       Activities                            105,750         25,000      126,500
                                           _________       ________     _________
Net Increase (Decrease) in Cash               46,085         14,227       51,181

Cash at Beginning of Period                    5,096            285             -
                                           _________       ________     _________
Cash at End of Period                    $    51,181    $    14,512    $   51,181
                                           _________       ________     _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                               $        -    $         -    $        -
   Income taxes                           $        -    $         -    $        -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the period from inception on March 13, 1996 through June 30, 2001:
    None
   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          e NUTRITION, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - e Nutrition, Inc. ("the Company") was organized under the laws of the State of Nevada on March 13, 1996 as Zacman enterprises, Inc. but subsequently changed its name to e Nutrition, Inc. The Company markets nutritional products and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, and results of operations and cash flows for the periods ended June 30, 2001 and 2000 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 8]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Advertising - Advertising and promotional costs are expensed as incurred.

  Stock Offering Costs - Costs related to proposed stock offerings are deferred until the offering is completed and are offset against the proceeds of the offering as a reduction of capital in excess of par value. In the event a stock offering is unsuccessful, the costs related to the offering will be written-off directly to expense.

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

                          e NUTRITION, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

NOTE 2 - INVENTORY

  The following is a summary of inventory, at cost, as of:

                                  June 30,    December 31,
                                    2001          2000
                               ___________   ___________
         Finished goods         $    6,834    $    1,472
                               ___________   ___________
                                $    6,834    $    1,472
                               ___________   ___________

NOTE 3 - TRADEMARKS, FORMULAS, ETC.

  In November 2000, the Company entered into an agreement to purchase all of the HI-Q trademarks, formulas, and associated rights, benefits, royalties, and uses. The following is a summary as of:

                                            June 30,   December 31,
                                              2001         2000
                                           ___________  ___________
      Trademarks, formulas, etc.         $   10,000   $   10,000
      Less: Accumulated Amortization         (2,044)        (376)
                                           ___________  ___________
                                         $    7,956   $    9,624
                                           ___________  ___________

  During the six months ended June 30, 2001 and 2000, the Company expensed $1,668 and $0, respectively, as amortization expense.

NOTE 4 - CAPITAL STOCK

  Common Stock - During March 1996, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for $1,000 cash (or $.001 per share).

  During February 1999, the Company issued 500,000 shares of common stock for $500 cash (or $.001 per share).

During June 2000, the Company issued 10,000,000 shares of common stock to its president for $10,000 cash (or $.001 per share).

                          e NUTRITION, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

  During June 2000, the Company issued 150,000 shares of common stock for $15,000 cash (or $.10 per share).

  During  November  2000,  the  Company's  president  contributed   an
  additional $5,000 to capital.

  During May 2001, the Company completed a public stock offering of 575,000 shares of common stock for $115,000 cash (or $.20 per
  share).   Stock  offering costs of $20,000 were netted  against  the proceeds.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001, the Company has available unused operating loss carryforwards of approximately $66,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $22,000 as of June 30, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $20,000 during 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - An officer and controlling shareholder of the Company was paid $0 and $5,000 in compensation from the Company for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively.

  Equity Transactions - During June 2000, the Company issued 10,000,000 shares of common stock to its president for $10,000 cash (or $.001 per share). During November 2000, the Company's president contributed additional capital to the Company in the amount of $5,000.

  Officer - The Company's president and controlling shareholder also performs services for other Companies which are owned or controlled by Howard J. Ruff, an individual with whom the Company has various agreements [See Note 9].

                          e NUTRITION, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

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

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                                                             Cumulative from
                                          For the Three                For the Six             Inception on
                                          Months Ended                Months Ended               March 13,
                                             June 30,                    June 30,             1996 through
                                   ______________________________________________________         June 30,
                                        2001           2000          2001            2000           2001
                                   _______________________________________________________________________
Loss from continuing operations
 available to common shareholders
 (numerator)                       $   (58,267)   $   (10,552)   $   (60,442)   $   (10,773)   $   (66,189)

Weighted average number of
 common shares outstanding used
 in loss per share for the period
  (denominator)                      11,896,429     3,822,527     11,773,895      2,661,264      3,256,602

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings per share.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

  During the year ended December 31, 2000 the Company entered into four agreements (license, purchase, distribution, and marketing) with Howard J. Ruff or entities beneficially owned and controlled by him. The following summarizes the details of each agreement.

  License Agreement - The Company entered into a License Agreement with Phoenix Ink, LLC, which grants the Company the exclusive right to engage in the business of manufacturing and selling nutritional products under the trade name HI-Q. This license began on June 6, 2000 and was for one year, renewable annually. The Company paid the sum of $5,000 as an initial payment. The Company further paid a quarterly amount of $5,000 for the duration of the agreement and a $1.00 royalty for each bottle manufactured. This agreement was cancelled on November 20, 2000 under terms of a purchase agreement the Company entered into with Phoenix Ink, LLC. A total of $14,000 had been paid as of November 20, 2000. Howard J. Ruff, with whom the Company has a marketing agreement, is a controlling member of Phoenix Ink, LLC through beneficial ownership.

                          e NUTRITION, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES, [continued]

  Purchase Agreement - The Company entered into a contract with Phoenix Ink. LLC, for the sale and purchase of all HI-Q trademarks, product formulations and associated assets, benefits, rights, royalties, and uses of the HI-Q products on November 20, 2000. The Company paid $10,000 to fulfill the contract which nullified the license agreement entered on June 6, 2000.

  Distribution Agreement - The Company entered into an agreement with HI-Q Distribution, Inc. who will undertake for the Company the order taking, order fulfillment, customer service, and shipping of the Company's HI-Q product orders on an as needed basis. This agreement commenced on October 1, 2000, is open ended, and terminable by either party at any time. The Company will be billed for time spent at HI-Q Distribution's regular billing rate. The Company paid $59,437 and $15,773 for the six months ended June 30, 2001 and for the year ended of December 31, 2000, respectively. Hi-Q Distribution, Inc. is owned or controlled by Howard J. Ruff, with whom the Company has a marketing agreement.

  Marketing Agreement - The Company entered into a agreement with Howard J. Ruff to consult and oversee the marketing of the HI-Q nutritional products. This agreement commenced on June 6, 2000 and shall continue for one year. The Company pays two dollars for each bottle of HI-Q sold by the efforts of Howard J. Ruff on a weekly basis. This excludes bottles used for promotional efforts. The
  Company paid $12,428 and $7,105 for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively.

NOTE 10 - CONCENTRATIONS

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

Our business

     We are a direct mail marketing company engaged in the development and marketing of nutritional supplements. We do not manufacture the products we sell and we do not carry a large inventory. We depend on independent nutritional product formulators who specialize in nutritional supplements for the manufacture of our products . Our strategy is to out source all or most of our operations so that we can focus on the marketing of our products.

     We named the company, e Nutrition, to affiliate ourselves with the growing crowd of businesses doing commerce on the internet.
Although, our main focus has been with direct mail, we intend to sell our products on the internet through third parties.

     We commenced limited operations in June 2000 by securing the exclusive rights to market the nutritional supplement, HI-Q. On November 20, 2000, we purchased the rights to the HI-Q products for $10,000. HI-Q is a food supplement which focuses on providing the human brain with the essential nutrients we believe it needs to function at optimum capacity. HI-Q was previously marketed by HomeQuest, Inc. and Insight USA, Inc. Both of these companies marketed the product through multi-level marketing plans during the period of 1997-1999.

     We are a marketing company and do not have any expertise in nutritional science. The products we currently market were developed by Mr. Howard Ruff in conjunction with Albion Laboratories and Dr. Harvey Ashmead, founder of Albion Laboratories. Albion Laboratories is acclaimed as the pioneer in nutritional technology and is the world's major producer of patented amino acid chelated minerals used to benefit plants, animals, and humans. We consult with Albion Laboratories for expertise on nutritional science.

     We out source the production and packaging of all our products. Our current manufacturer is Uintah Packaging. Uintah Packaging is located in a modern facility in Utah and is licensed by the Food and Drug Administration for the manufacture, packaging and distribution of dietary supplements and nutraceuticals. Uintah Packaging has extensive experience in the production and packaging of vitamins, minerals, herbs, protein powders, plant extracts, specialty items and many other products. Should Uintah Packaging be unable to fulfill our orders, other manufacturers are readily available. However, we cannot assure that other manufacturers will be competitive with our current manufacturer.
     We selected Uintah Packaging because they offered the lowest minimum order, 250 bottles, with no monthly quotas or contract. As a start-up business, this provides us the flexibility to adjust our monthly orders without unnecessary costs.
     We are assured quality control of our products because both our mineral supplier and our manufacturer are licensed by the Food and Drug Administration and as such, must comply with strict regulations and requirements regarding quality.
     We also outsource the order taking, fulfillment, customer services and shipping of our HI-Q products. Currently, we have an agreement in place with HI-Q Distribution to provide these services at their regular billing rates which is competitive with similar services providers in the area.

Our products

     We intend to pursue the growing U.S. market for nutritional supplements. HI-Q Golden and other HI-Q brain food supplements focus on the specific nutrients we believe are required by the human brain in order to function at peak capacity. The HI-Q product line includes the following:

     * HI-Q Smart Start, a chewable tablet formulated for younger children who cannot swallow capsules
     * HI-Q Junior, to be taken by children under 12
     * HI-Q Teen, formulated for teenagers
     * HI-Q Prime, formulated for adults
     * HI-Q Golden, formulated for seniors

     At the present time, we are only marketing HI-Q Prime and HI-Q Golden and anticipate commencing marketing activities on our remaining products upon the closing of this offering. We are also seeking additional nutritional products to include in our marketing activities.

     Our products are a blend of vitamins, chelated minerals, botanicals and other nutrients. Chelation bonds mineral molecules to amino acids then transports the mineral to the cells where it is needed. Chelated minerals are far more readily assimilated by the body. The developer of HI-Q incorporated all of the nutritional supplements he believed to be "brain foods" and combined these supplements with additional supplements to create age specific products.

Three Month and Six Month periods Ended June 30, 2001 and 2000

     The Company had revenue from continuing operations for the three month periods ended June 30, 2001 and 2000 of $57,911 and -0-respectively and for the six month periods ended June 30, 2001 and 2000 of $113,981 and -0- respectively. Increase is due to the Company commencing operations. Cost of goods sold was $25,506 and $4,500 for the three month period ended period ending June 30,

2001 and 2000. Cost of goods sold was $48,294 and $4,500 for the six month period ended June 30, 2001 and 2000 respectively.

     General and administrative expenses for the three month periods ended June 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $90,819 and $6,052 for the three-month periods ended March 31, 2001 and 2000 respectively. For the six month periods ended June 30, 2001 and 2000, these expenses were $126,276 and $6,273 respectively.

     As a result of the foregoing factors, the Company realized a net loss of $58,267 for the three months ended June 30, 2001 as compared to a net loss of $10,552 for the same period in 2000. For the six months ended June 30, 2001 the Company realized a net loss of $60,442 compared to $10,773 for the same period in 2000.

Liquidity and Capital Resources

     At June 30, 2001 the Company had $51,181 cash in hand and total current liabilities of $6,660 compared to $5,096 cash in hand and $1,902 in current liabilities for the period ending December 31, 2000.

     The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

     The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission that became effective on March 26, 2000. The Company sold 575,000 shares and raised $115,000. The Company closed the offering on June 4, 2001. Expenses associated with the offering were $20,000.

PART II.  OTHER INFORMATION

Item 2.  Use of Proceeds from Registered Securities

     The Company filed an SB-2 Registration Statement on its common stock for a minimum of $100,000 and a maximum of $150,000 with the Securities and Exchange Commission that went effective on March 26, 2001. The Commission file number is 333-48746. The offering commenced on March 26, 2001 and closed the offering on June 4, 2001.

     The Company sold 575,000 shares and raised $115,000 in the offering. As of June 30, 2001, the Company has incurred expenses of approximately $20,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees.

     As of June 30, 2001, proceeds from the offering have been applied as follows:

     $28,015   Direct mail marketing
      21,834   Inventory

      23,500   Salaries
       4,775   General and Administrative

Item 6.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Exhibits: None


                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              E NUTRITION, INC.


Date: August 13, 2001        By:/s/ Steven L. White
                              Steven L. White
                              President and Treasurer