Form 10QSB
period 2001-09-30
E NUTRITION INC
filed 2001-11-14
CIK 1126411

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-48746

E NUTRITION, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0567853 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 11,650,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

E NUTRITION, INC.

INDEX
Page
PART I. Financial Information
Item I. Financial Statements (unaudited)

Condensed Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000

Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2001 and 2000, and for the period from Inception on March 13, 1996 through September 30, 2001

Condensed Statements of Cash Flows (unaudited) for the Three and Nine Months Ended September 30, 2001 and 2000, and for the period from Inception on March 13, 1996 through September 30, 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

3 4 5 6 7 12
PART II. Other Information Item 2. Use of Proceeds from Registered Securities Item 6. Exhibits and Reports on Form 8-K	14 15
Signatures	16

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

E NUTRITION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2001	2000
	________	________
CURRENT ASSETS:
Cash in bank	$ 17,153	$ 5,096
Inventory	-	1,472
Prepaid assets	-	713
	________	________
Total Current Assets	17,153	7,281
	________	________
OTHER ASSETS:
Trademarks, formulas, etc., net	7,122	9,624
Deferred stock offering costs	-	10,750
	________	________
Total Other Assets	7,122	20,374
	________	________
	$ 24,275	$ 27,655
	________	________
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,391	$ 1,902
	________	________
Total Current Liabilities	1,391	1,902
	________	________
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 12,225,000 and 11,650,000, shares issued and outstanding, respectively	12,225	11,650
Capital in excess of par value	114,275	19,850
(Deficit) accumulated during the
development stage	(103,616)	(5,747)
	________	________
Total Stockholders' Equity	22,884	25,753
	________	________
	$ 24,275	$ 27,655
	________	________

Note: The Balance Sheet of December 31, 2000, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E NUTRITION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative from Inception on March 13, 1996 through September 30,
	2001	2000	2001	2000	2001
REVENUE, net	$ 71,799	$ 45,713	$ 185,780	$ 45,713	$ 280,460
COST OF GOODS SOLD, net	33,689	19,591	81,983	24,091	117,254
	________	________	________	________	____________
GROSS PROFIT	38,110	26,122	103,797	21,622	163,206
	________	________	________	________	____________
EXPENSES:
General and Administrative	75,686	19,351	201,962	25,624	267,118
	________	________	________	________	____________
LOSS FROM OPERATIONS	(37,576)	(6,771)	(98,165)	(4,002)	(103,912)
	________	________	________	________	____________
OTHER INCOME:
Interest income	149	-	296	-	296
	________	________	________	________	____________
Total Other Income	149	-	296	-	296
	________	________	________	________	____________
LOSS BEFORE INCOME TAXES	(37,427)	(6,771)	(97,869)	(4,002)	(103,616)
CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-
	________	________	________	________	___________
NET LOSS	$ (37,427)	$ (6,771)	$ (97,869)	$ (4,002)	$ (103,616)
	________	________	________	________	___________
LOSS PER COMMON SHARE	$ (.00)	$ (.00)	$ (.01)	$ (.00)	$ (.03)
	________	________	________	________	___________

The accompanying notes are an integral part of these unaudited condensed financial statements.

E NUTRITION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		Cumulative from Inception on March 13, 1996 through September 30,
	2001	2000	2001
Cash Flows From Operating Activities:
Net loss	$ (97,869)	$ (4,002)	$ (103,616)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	2,502	-	2,878
Changes in assets and liabilities:
Decrease (increase) in inventory	1,472	-	-
Decrease (increase) in prepaid assets	713	(5,000)	-
Increase (decrease) in accounts payable	(511)	-	1,391
	__________	__________	_______________
Net Cash Provided (Used) by Operating Activities	(93,693)	(9,002)	(99,347)
	__________	__________	_______________
Cash Flows From Investing Activities:	-	-	-
(Increase) in other intangibles	-	-	(10,000)
	__________	__________	______________
Net Cash Provided (Used) by Investing Activities	-	-	(10,000)
	__________	__________	_______________
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	115,000	25,000	141,500
Capital contributions	-	-	5,000
Stock offering costs	(9,250)	-	(20,000)
	__________	__________	_______________
Net Cash Provided (Used) by Financing Activities	105,750	25,000	126,500
	__________	__________	_______________
Net Increase (Decrease) in Cash	12,057	15,998	17,153
Cash at Beginning of Period	5,096	285	-
	__________	__________	_______________
Cash at End of Period	$ 17,153	$ 16,283	$ 17,153
	__________	__________	_______________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on March 13, 1996 through September 30, 2001:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001, and results of operations and cash flows for the periods ended September 30, 2001 and 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

The following is a summary of inventory, at cost, as of:

	September 30,	December 31,
	2001	2000
	___________	___________
Finished goods	$ -	$ 1,472
	___________	___________
	$ -	$ 1,472
	___________	___________

NOTE 3 - TRADEMARKS, FORMULAS, ETC.

In November 2000, the Company entered into an agreement to purchase all of the HI-Q trademarks, formulas, and associated rights, benefits, royalties, and uses. The following is a summary as of:

	September 30,	December 31,
	2001	2000
	___________	___________
Trademarks, formulas, etc.	$ 10,000	$ 10,000
Less: Accumulated Amortization	(2,878)	(376)
	___________	___________
	$ 7,122	$ 9,624
	___________	___________

During the nine months ended September 30, 2001 and 2000, the Company expensed $2,502 and $0, respectively, as amortization expense.

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

During May 2001, the Company completed a public stock offering of 575,000 shares of common stock for $115,000 cash (or $.20 per share). Stock offering costs of $20,000 were netted against the proceeds as a reduction to capital in excess of par value. This offering was registered with the Security and Exchange Commission on Form SB-2.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2001, the Company has available unused operating loss carryforwards of approximately $103,000, which may be applied against future taxable income and which expire in various years through 2021.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $35,000 as of September 30, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $33,000 during 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - An officer and controlling shareholder of the Company was paid $27,500 and $5,000 in compensation from the Company for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

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

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative from Inception on March 13, 1996 through September 30,
	2001	2000	2001	2000	2001
Loss from continuing operations available to common shareholders (numerator)	$ (37,427)	$ (6,771)	$ (97,869)	$ (4,002)	$ (103,616)
	________	_________	_________	_________	__________
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	12,225,000	11,650,000	11,925,916	5,679,380	3,663,653
	________	_________	_________	_________	__________

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings per share.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As of September 1, 2001, the Company has entered into four agreements (license, purchase, distribution, and marketing) with Howard J. Ruff or entities beneficially owned and controlled by him. The following summarizes the details of each agreement.

New License Agreement - The Company entered into a new License Agreement with HI-Q Nutrition, Inc. which grants them the exclusive right to engage in the business of manufacturing, marketing and distributing nutritional products under the trade name HI-Q. This license began on September 1, 2001 and is good for ninety days, renewable quarterly. The Company received an initial sum of $5,000 upon the execution of this agreement. The Company will also receive $1.00 royalty for each bottle sold, excluding inventories on hand at the time of this agreement. Howard J. Ruff, with whom the Company had a marketing agreement, is a controlling shareholder of Hi-Q Nutrition, Inc.

e NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES [Continued]

Origninal License Agreement - The Company had previously entered into a License Agreement with Phoenix Ink, LLC, which grants the Company the exclusive right to engage in the business of manufacturing and selling nutritional products under the trade name HI-Q. This license began on June 6, 2000 and was to continue for one year and was renewable annually. The Company paid the sum of $5,000 as an initial payment. The Company further paid a quarterly amount of $5,000 for the duration of the agreement and a $1.00 royalty for each bottle manufactured. This agreement was cancelled in November 2000 under terms of a purchase agreement the Company entered into with Phoenix Ink, LLC. A total of $14,000 had been paid as of December 31, 2000. Howard J. Ruff, with whom the Company also had a marketing agreement, is a controlling member of Phoenix Ink, LLC through beneficial ownership.

Purchase Agreement - The Company entered into a contract with Phoenix Ink. LLC, for the sale and purchase of all HI-Q trademarks, product formulations and associated assets, benefits, rights, royalties, and uses of the HI-Q products on November 20, 2000. The Company paid $10,000 to fulfill the contract that nullified the original license agreement with Phoenix Ink, LLC entered into on June 6, 2000.

Distribution Agreement - The Company had entered into an agreement with HI-Q Distribution, Inc. who would undertake for the Company the order taking, order fulfillment, customer service, and shipping of the Company's HI-Q product orders on an as needed basis. This agreement commenced on October 1, 2000, was open ended, and terminable by either party at any time. The Company was billed for time spent at HI-Q Distribution's regular billing rate. The Company paid $59,437 and $15,773 for the nine months ended September 30, 2001 and for the year ended of December 31, 2000, respectively. Hi-Q Distribution, Inc. is owned or controlled by Howard J. Ruff, with whom the Company also had a marketing agreement. This agreement was cancelled on September 1, 2001 and replaced by the new license agreement entered into with HI-Q Nutrition, Inc. on September 1, 2001.

Marketing Agreement - The Company had entered into a marketing agreement with Howard J. Ruff in which he would consult and oversee the marketing of the HI-Q nutritional products. This agreement commenced on June 6, 2000 and was to continue for one year. The Company paid two dollars for each bottle of HI-Q sold by the efforts of Howard J. Ruff on a weekly basis. This excludes bottles used for promotional efforts. The Company paid $12,428 and $7,105 for the nine months ended September 30, 2001 and for the year ended December 31, 2000, respectively. This agreement was cancelled on September 1, 2001 and replaced by the new license agreement entered into with HI-Q Nutrition, Inc. on September 1, 2001.

NOTE 10 - CONCENTRATIONS

The Company currently purchases 100% of its HI-Q products from one Company. Management believes there are other sources available with which it could contract to produce its products. Accordingly, management believes the loss of this vendor would not have a material impact on the operations of the Company.

The distribution of the Company's products, which includes order taking, order fulfillment, customer service and shipping is contracted out and handled by one company (HI-Q Nutrition, Inc.), which is related by ownership to Howard J. Ruff, an individual with whom the Company also has a marketing agreement.

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

On September 1, 2001, we entered into a License Agreement with Hi-Q Nutrition, Inc. granting them the exclusive right to engage in the business of manufacturing, marketing and distributing nutritional products under the trade name Hi-Q. The license is good for ninety days, renewable quarterly. We received an initial sum of $5,000 upon the execution of the license and will receive $1.00 royalty for each bottle sold, excluding inventories on hand at the time the agreement was made. Howard J. Ruff, with whom the Company has a marketing agreement, is a controlling member of Hi-Q Nutrition, Inc. through beneficial ownership.

Our products

We intend to pursue the growing U.S. market for nutritional supplements. HI-Q Golden and other HI-Q brain food supplements focus on the specific nutrients we believe are required by the human brain in order to function at peak capacity. The HI-Q product line includes the following:

- HI-Q Smart Start, a chewable tablet formulated for younger children who cannot swallow capsules

- HI-Q Junior, to be taken by children under 12

- HI-Q Teen, formulated for teenagers

- HI-Q Prime, formulated for adults

- HI-Q Golden, formulated for seniors

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

Three Month and Nine Month periods Ended September 30, 2001 and 2000

The Company had revenue from continuing operations for the three month periods ended September 30, 2001 and 2000 of $71,799 and $45,713 respectively and for the nine month periods ended September 30, 2001 and 2000 of $185,780 and $45,713 respectively. Increase is due to the Company commencing operations. Cost of goods sold was $33,689 and $19,591 for the three month period ended period ending September 30, 2001 and 2000. Cost of goods sold was $81,983 and $24,091 for the nine month period ended September 30, 2001 and 2000 respectively.

General and administrative expenses for the three month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $75,686 and $19,351 for the three-month periods ended March 31, 2001 and 2000 respectively. For the nine month periods ended September 30, 2001 and 2000, these expenses were $201,962 and $25,624 respectively.

As a result of the foregoing factors, the Company realized a net loss of $37,427 for the three months ended September 30, 2001 as compared to a net loss of $6,771 for the same period in 2000. For the nine months ended September 30, 2001 the Company realized a net loss of $97,869 compared to $4,002 for the same period in 2000.

Liquidity and Capital Resources

At September 30, 2001 the Company had $17,153 cash in hand and total current liabilities of $1,391 compared to $5,096 cash in hand and $1,902 in current liabilities for the period ending December 31, 2000.

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

The Company sold 575,000 shares and raised $115,000 in the offering. As of September 30, 2001, the Company has incurred expenses of approximately $20,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees.

As of September 30, 2001, proceeds from the offering have been applied as follows:

$30,365 Direct mail marketing

25,684 Inventory

33,500 Salaries

5,451 General and Administrative

_________

$115,000 Total

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Exhibits:

No. SEC No. Description Location

1 10 License Agreement Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E NUTRITION, INC.

Date: November 13, 2001 By: /s/ Steven L.White

Steven L. White

President and Treasurer