Form 10KSB
period 2001-12-31
E NUTRITION INC
filed 2002-03-22
CIK 1126411

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number 333-48746

e Nutrition, Inc.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0567853 (I.R.S. Employer I.D. No.)

2250 West Center St. Springville, UT 84663

(Address and Zip Code of principal executive offices)

Issuer's telephone number, including area code: 801- 489-0222

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $188,245

The aggregate market value of the issuer's voting stock held as of March 12, 2002, by non-affiliates of the issuers was $538,200

As of March 12, 2002, issuer had 12,225,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

Documents incorporated by reference: none

PART I

Item 1. Description of Business.

General

We were originally formed as a Nevada corporation on March 13, 1996, under the name of Zachman Enterprises, Inc. to pursue the business of consulting. Due to a lack of management and funding, the business was unsuccessful. On June 14, 2000, we changed our name to e Nutrition, Inc. to focus on marketing and distributing nutritional supplements. We are not in any way affiliated with the website eNutrition.com.

Our business

We are a direct mail marketing company engaged in the development and marketing of nutritional supplements. We do not manufacture the products we sell and we do not carry a large inventory. We depend on independent nutritional product formulators who specialize in nutritional supplements for the manufacture of our products. Our strategy is to out source all or most of our operations so that we can focus on the marketing of our products.

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

Our products

We intend to pursue the growing U.S. market for nutritional supplements. HI-Q Golden and other HI-Q brain food supplements focus on the specific nutrients we believe are required by the human brain in order to function at peak capacity. The HI-Q product line includes the following:

- HI-Q Smart Start, a chewable tablet formulated for younger children who cannot swallow capsules

- HI-Q Junior, to be taken by children under 12

- HI-Q Teen, formulated for teenagers

- HI-Q Prime, formulated for adults

- HI-Q Golden, formulated for seniors

At the present time, we are only marketing HI-Q Prime and HI-Q Golden and anticipate commencing marketing activities on our remaining products and are seeking additional nutritional products to include in our marketing activities.

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

Item 2. Description of Property.

The Company does not currently own any property. The Company maintains limited office space provided by Steven L. White. The office space is provided on a rent-free basis and meets the current needs of the Company. Until such time as the Company pursues a viable business opportunity and recognizes income, it will not seek independent office space.

Item 3. Legal Proceedings.

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "ENUT". As of March 12, 2002, the Company had 47 shareholders holding 12,225,000 shares of common stock. Of the issued and outstanding common stock, 575,000 are free trading, the balance are restricted stock as that term is used in Rule 144.
	CLOSING BID		CLOSING ASK
	High	Low	High	Low
2001
August 2 (first available) through September 28	0.1000	0.0500	None	None
October 1 through December 31	0.1000	0.1000	None	None

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Management's Discussion and Analysis.

Twelve Month periods Ended December 31, 2001 and December 31, 2000.

The Company had revenue from continuing operations for the years ended December 31, 2001 and 2000 of $188,245 and $94,680 respectively. Increase is due to the Company expanding its operations. The Company also had interest income of $355 during the year ended December 31, 2001 with no interest income in the year ended December 31, 2000. Cost of goods sold for the years ended December 31, 2001 and 2000 was $80,592 and $35,271 respectively.

General and administrative expenses for the years ended December 31, 2001 and 2000 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $213,841 and $63,941 respectively.

As a result of the foregoing factors, the Company realized a net loss of $105,833 for the year ended December 31, 2001 as compared to a net loss of $4,532 for the same period in 2000.

Liquidity and Capital Resources

At December 31, 2001 the Company had $6,532 cash in hand, royalties receivable of $2,291, and $6,288 in trademark and formula assets for a total of $15,111 in assets and total current liabilities of $191.

The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission that became effective on March 26, 2001. The Company has no commitments for any capitol expenditures within the next 12 months. The Company sold 575,000 shares and raised $115,000. The Company closed the offering on June 4, 2001. Expenses associated with the offering were $20,000.

At December 31, 2001, total stockholders' equity was $14,920.

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of the executive officer and director of the Company.
Name	Age	Positions	Since
Steven L. White	48	Sole Officer and Director	June 2000

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

Set forth below is a brief biography of Mr. Steven L. White, president, chief executive officer and director.

Steven L. White, Director, President, Secretary/Treasurer.

Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in accounting and a minor in English. He is a member of the American Institute of Certified Public Accountants and has been employed by one national and two local CPA firms. Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses which include Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to present; HomeQuest, Inc., an educational software marketing company, from 1993 to 1998; InfoLink Technologies, Inc., a software development company, from 1991 to 1992; Jefferson Institute, Inc., an investment seminar company, from 1986 to 1990 and Video Ventures, Inc., a publicly held video rental company, from 1983 to 1985. Mr. White is the President and a director of New Horizon Education, Inc, a publicly traded company, and of Excel Publishing, Inc., a publicly traded company.

Item 10. Executive Compensation

Steven L. White, officer and controlling shareholder of the Company, was paid $0 and $5,000 in compensation from the Company for the years ended December 31, 2001 and 2000, respectively.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 12, 2002, the number and percentage of the 12,225,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.
Name and Address	Amount	Percentage
Steven L. White (1) 2250 West Center St. Springville, UT 84663	8,505,000	69.57
GJM Trading Partners, Ltd. 6041 South Syracuse Way #307 Englewood CO. 80111	650,000	5.31
One World Through Youth Foundation 1310 East 1600 South Mapleton, UT 84664	1,000,000	8.17
Officers, Directors and Nominees as a Group: 3 People	10,155,000	83.06

(1) Officer and/or director. 5,000 of these shares are held in the name of Sparrow, Inc., a company owned and controlled by Steven L. White.

Item 12. Certain Relationships and Related Transactions.

The Company maintains a limited office space provided by Steven L. White. The office space is provided on a rent-free basis and meets the current needs of the Company. Until such time as the Company requires a larger office, it will not seek additional office space.

The Company paid a total of $14,096 to Sparrow, Inc. during the year ended December 31, 2001. Sparrow, Inc. is owned by the Company's president, Steven L. White.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Exhibits

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e Nutrition, Inc.

Date: March 22, 2002 By: /s/ Steven L. White

Steven L. White

President, Secretary/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2002 By: /s/ Steven L. White

Steven L. White, Director

e NUTRITION, INC.

[A Development Stage Company]

CONTENTS

PAGE
-- Independent Auditors' Report	9
-- Balance Sheet, December 31, 2001	10
-- Statements of Operations, for the years ended December 31, 2001 and 2000, and for the period from inception on March 13, 1996 through December 31, 2001	11
-- Statement of Stockholders' Equity, from inception on March 13, 1996 through December 31, 2001	12
-- Statements of Cash Flows, for the years ended December 31, 2001 and 2000, and for the period from inception on March 13, 1996 through December 31, 2001	13
-- Notes to Financial Statements	14- 18

INDEPENDENT AUDITORS' REPORT

Board of Directors

e NUTRITION, INC.

Springville, Utah

We have audited the accompanying balance sheet of e Nutrition, Inc. [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on March 13, 1996 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of e Nutrition, Inc. [a development stage company] as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on March 13, 1996 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

January 18, 2002

Salt Lake City, Utah

e NUTRITION, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS	December 31,
2001
CURRENT ASSETS:
Cash in bank	$ 6,532
Royalties receivable	2,291
___________
Total Current Assets	8,823
___________
OTHER ASSETS:
Trademarks, formulas, etc., net	6,288
___________
$ 15,111
___________
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 191
___________
Total Current Liabilities	191
___________
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 12,225,000 shares issued and outstanding	12,225
Capital in excess of par value	114,275
(Deficit) accumulated during the development stage	(111,580)
___________
Total Stockholders' Equity	14,920
___________
$ 15,111
___________

The accompanying notes are an integral part of this financial statement.

e NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	From Inception on March 13, 1996 Through December 31,
	2001	2000	2001
REVENUE, net	$ 188,245	$ 94,680	$ 282,925
COST OF GOODS SOLD, net	80,592	35,271	115,863
	___________	___________	___________
GROSS PROFIT	107,653	59,409	167,062
EXPENSES:
General and Administrative	213,841	63,941	278,997
	___________	___________	___________
LOSS FROM OPERATIONS	(106,188)	(4,532)	(111,935)
OTHER INCOME:
Interest income	355	-	355
	___________	___________	___________
LOSS BEFORE INCOME TAXES	(105,833)	(4,532)	(111,580)
CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-
	___________	___________	___________
NET LOSS	$ (105,833)	$ (4,532)	$ (111,580)
	___________	___________	___________
LOSS PER COMMON SHARE	$ (.01)	$ (.00)	$ (.03)
	___________	___________	___________

The accompanying notes are an integral part of these financial statements.

e NUTRITION, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY

FROM THE DATE OF INCEPTION ON MARCH 13, 1996

THROUGH DECEMBER 31, 2001

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount
BALANCE, March 13, 1996	-	$ -	-	$ -	$ -	$ -
Issuance of 1,000,000 shares of common stock for cash at $.001 per share, March 1996	-	-	1,000,000	1,000	-	-
Net loss for the period ended December 31, 1996	-	-	-	-	-	-
	__________	__________	__________	__________	__________	__________
BALANCE, December 31, 1996	-	-	1,000,000	1,000	-	-
Net loss for the year ended December 31, 1997	-	-	-	-	-	(491)
	__________	__________	__________	__________	__________	__________
BALANCE, DECEMBER 31, 1997	-	-	1,000,000	1,000	-	(491)
Net loss for the year ended December 31, 1998	-	-	-	-	-	(431)
	__________	__________	__________	__________	__________	__________
BALANCE, DECEMBER 31, 1998 - - -	-	-	1,000,000	1,000	-	(922)
Issuance of 500,000 shares of common stock for cash at $.001 per share, February 1999	-	-	500,000	500	-	-
Net loss for the year ended December 31, 1999	-	-	-	-	-	(293)
	__________	__________	__________	__________	__________	__________
BALANCE, DECEMBER 31, 1999	-	-	1,500,000	1,500	-	(1,215)
Issuance of 10,000,000 shares of common stock for cash at $.001 per share, June 2000	-	-	10,000,000	10,000	-	-
Issuance of 150,000 shares of common stock for cash at $.10 per share, June 2000	-	-	150,000	150	14,850	-
Contributed Capital	-	-	-	-	5,000	-
Net loss for the year ended December 2000	-	-	-	-	-	(4,532)
	__________	__________	__________	__________	__________	__________
BALANCE, DECEMBER 31, 2000	-	-	11,650,000	11,650	19,850	(5,747)
Issuance of 575,000 shares of common stock for cash at $.20 per share net of offering costs of $20,000, May 2001	-	-	575,000	575	94,425	-
Net loss for the year ended December 2001	-	-	-	-	-	(105,833)
	__________	__________	__________	__________	__________	__________
BALANCE, DECEMBER 31, 2001 -	-	$ -	12,225,000	$ 12,225	$ 114,275	$ (111,580)
	__________	__________	__________	__________	__________	__________

The accompanying notes are an integral part of this financial statement.

e NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,	From Inception on March 13, 1996 Through December 31,
	2001	2000	2001
Cash Flows From Operating Activities:
Net loss	$ (105,833)	$ (4,532)	$ (111,580)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	3,336	376	3,712
Changes in assets and liabilities:
(Increase) in royalties receivable	(2,291)	-	(2,291)
(Increase) decrease in inventory	1,472	(1,472)	-
(Increase) decrease in prepaid assets	713	(713)	-
Increase (decrease) in accounts payable	(1,711)	1,902	191
	__________	__________	__________
Net Cash Used by Operating Activities	(104,314)	(4,439)	(109,968)
	__________	__________	__________
Cash Flows From Investing Activities:
(Increase) in other intangibles	-	(10,000)	(10,000)
	__________	__________	__________
Net Cash Used by Investing Activities	-	(10,000)	(10,000)
	__________	__________	__________
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	115,000	25,000	141,500
Capital contributions	-	5,000	5,000
Stock offering costs	(9,250)	(10,750)	(20,000)
	__________	__________	__________
Net Cash Provided by Financing Activities	105,750	19,250	126,500
	__________	__________	__________
Net Increase (Decrease) in Cash	1,436	4,811	6,532
Cash at Beginning of Period	5,096	285	-
	__________	__________	__________
Cash at End of Period	$ 6,532	$ 5,096	$ 6,532
	__________	__________	__________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the year ended December 31, 2001:

None

For the year ended December 31, 2000:

None

The accompanying notes are an integral part of these financial statements.

e NUTRITION, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - e Nutrition, Inc. ("the Company") was organized under the laws of the State of Nevada on March 13, 1996 as Zacman enterprises, Inc. but subsequently changed its name to e Nutrition, Inc. The Company markets nutritional products in Utah and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition - Revenue from sales is recognized upon shipment of the products. The Company currently ships products only after receipt of cash or an approved credit card number. Royalty revenue is recognized when the licensee ships the related product.

Amortization - Trademarks, formulas, etc. are being amortized on a straight-line basis over the estimated useful life of three years.

Advertising - Advertising and promotional costs are expensed as incurred and amounted to $58,432 and $39,378 for the years ended December 31, 2001 and 2000, respectively.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 7]

Stock Offering Costs - Costs related to proposed stock offerings are deferred until the offering is completed and are offset against the proceeds of the offering as a reduction of capital in excess of par value. In the event a stock offering is unsuccessful, the costs related to the offering will be written-off directly to expense.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

e NUTRITION, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - TRADEMARKS, FORMULAS, ETC.

The Company entered into an agreement to purchase all of the HI-Q trademarks, formulas, and associated rights, benefits, royalties, and uses in November 2000. The following is a summary as of December 31,

2001
Trademarks, formulas, etc.	$ 10,000
Less: Accumulated Amortization	(3,712)
___________
$ 6,288
___________

During the years ended December 31, 2001 and 2000, the Company expensed $3,336 and $376, respectively, as amortization expense.

NOTE 3 - CAPITAL STOCK

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

e NUTRITION, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001, the Company has available unused operating loss carryforwards of approximately $111,600, which may be applied against future taxable income and which expire in various years through 2021.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $37,900 as of December 31, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $35,900 during 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - An officer and controlling shareholder of the Company was paid $0 and $5,000 in compensation from the Company for the years ended December 31, 2001 and 2000, respectively.

Related Company - The Company paid a total of $14,096 to Sparrow, Inc. during the year ended December 31, 2001 for consulting and administrative services rendered. Sparrow, Inc. is owned by the Company's president.

Equity Transactions - During June 2000, the Company issued 10,000,000 shares of common stock to its president for $10,000 cash (or $.001 per share). During November 2000, the Company's president contributed additional capital to the Company in the amount of $5,000.

Officer - The Company's president and controlling shareholder also performs services for other Companies, which are owned or controlled by Howard J. Ruff, an individual with whom the Company has various agreements [See Note 8].

NOTE 6 - GOING CONCERN

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

e NUTRITION, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Year Ended December 31,	For the Year Ended December 31,	From Inception on March 13, 1996 Through December 31,
	2001	2000	2001
Loss from continuing operations available to common shareholders (numerator)	$ (105,833)	$ (4,532)	$ (111,580)
	__________	__________	__________
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	12,001,301	7,195,753	4,035,359
	__________	__________	__________

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various agreements with Howard J. Ruff or entities beneficially owned and controlled by him. The following summarizes the details of each agreement.

Original License Agreement - The Company had entered into a License Agreement with Phoenix Ink, LLC, which granted the Company the exclusive right to engage in the business of manufacturing and selling nutritional products under the trade name HI-Q. This license began on June 6, 2000 and was to continue for one year and was renewable annually. The Company paid the sum of $5,000 as an initial payment. The Company further paid a quarterly amount of $5,000 for the duration of the agreement and a $1.00 royalty for each bottle manufactured. This agreement was cancelled in November 2000 under terms of a purchase agreement the Company entered into with Phoenix Ink, LLC. The Company paid Phoenix Ink, LLC a total of $14,000 under the terms of this agreement. Howard J. Ruff, with whom the Company also had a marketing agreement, is a controlling member of Phoenix Ink, LLC through beneficial ownership.

Purchase Agreement - The Company entered into a purchase agreement with Phoenix Ink. LLC, for the sale and purchase of all HI-Q trademarks, product formulations and associated assets, benefits, rights, royalties, and uses of the HI-Q products on November 20, 2000. The Company paid $10,000 to fulfill the agreement that nullified the original license agreement with Phoenix Ink, LLC entered into on June 6, 2000.

Distribution Agreement - The Company had entered into an agreement with HI-Q Distribution, Inc. who would undertake for the Company the order taking, order fulfillment, customer service, and shipping of the Company's HI-Q product orders on an as needed basis. This agreement commenced on October 1, 2000, was open ended, and terminable by either party at any time. The Company was billed for time spent at HI-Q Distribution's regular billing rate. The Company paid HI-Q Distribution, Inc. a total of $107,805 and $15,773 for the years ended of December 31, 2001 and 2000, respectively. Hi-Q Distribution, Inc. is owned or controlled by Howard J. Ruff, with whom the Company also had a marketing agreement. This agreement was cancelled on September 1, 2001.

e NUTRITION, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES [Continued]

Marketing Agreement - The Company had entered into a marketing agreement with Howard J. Ruff in which he would consult and oversee the marketing of the HI-Q nutritional products. This agreement commenced on June 6, 2000 and was to continue for one year. The Company paid two dollars for each bottle of HI-Q sold by the efforts of Howard J. Ruff on a weekly basis. This excludes bottles used for promotional efforts. The Company paid Howard J. Ruff a total of $21,541 and $7,105 for the years ended December 31, 2001 and 2000, respectively. This agreement was cancelled on September 1, 2001.

License Agreement - The Company entered into a License Agreement with HI-Q Nutrition, Inc., which grants them the exclusive right to engage in the business of manufacturing, marketing and distributing nutritional products under the trade name HI-Q. This license began on September 1, 2001 and was good for ninety days. The Company received an initial sum of $5,000 upon the execution of this agreement. The Company will also receive $1.00 royalty for each bottle sold, excluding inventories on hand at the time of this agreement. Howard J. Ruff, with whom the Company had a marketing agreement, is a controlling shareholder of Hi-Q Nutrition, Inc. The Company had royalty income of $7,612 for the year ended December 31, 2001 and has royalties receivable of $2,291 at December 31, 2001. This agreement has been extended through June 30, 2002.

NOTE 9 - CONCENTRATIONS

The Company currently purchases all of its HI-Q products from two companies. Management believes there are other sources available with which it could contract to produce its products. Accordingly, management believes the loss of these vendors would not have a material impact on the operations of the Company.

The distribution of the Company's products, which includes order taking, order fulfillment, customer service and shipping is contracted out and handled by one company (HI-Q Nutrition, Inc.).