Form 10QSB
period 2002-03-31
E NUTRITION INC
filed 2002-05-14
CIK 1126411

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 333-48746

E NUTRITION, INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	87-0567853 (IRS Employer Identification No.)

2250 West Center Street, Springville, Utah 84663

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 12,225,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

E NUTRITION, INC.

INDEX
PART I.	Financial Information	Page
	Item I. Financial Statements (unaudited)	3
	Unaudited Condensed Balance Sheets - March 31, 2002 and December 31, 2001	4
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2002 and 2001, and for the period from Inception on March 13, 1996 through March 31, 2002	5
	Unaudited Condensed Statements of Cash Flows for the Three and Nine Months Ended March 31, 2002 and 2001, and for the period from Inception on March 13, 1996 through March 31, 2002	6
	Notes to Consolidated Financial Statements	7
	Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation	14
PART II.	Other Information
	Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16

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

E NUTRITION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2002	2001
CURRENT ASSETS:
Cash in bank	$ 5,392	$ 6,532
Royalties receivable	3,421	2,291
	________	________
Total Current Assets	8,813	8,823
OTHER ASSETS:
Trademarks, formulas, etc., net	4,002	6,288
	________	________
	$ 12,815	$ 15,111
	________	________
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 2,667	$ 191
	________	________
Total Current Liabilities	2,667	191
	________	________
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 12,225,000 shares issued and outstanding	12,225	12,225
Capital in excess of par value	114,275	114,275
(Deficit) accumulated during the development stage	(116,352)	(111,580)
	________	________
Total Stockholders' Equity	10,148	14,920
	________	________
	$ 12,815	$ 15,111
	________	________

Note: The Balance Sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E NUTRITION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Cumulative from Inception on March 13, 1996 through March 31,
	2002	2001	2002
REVENUE, net	$ 2,130	$ 56,070	$ 285,055
COST OF GOODS SOLD, net	-	22,788	115,863
	________	________	________
GROSS PROFIT	2,130	33,282	169,192
EXPENSES:
General and administrative	4,642	35,457	283,639
	________	________	________
LOSS FROM OPERATIONS	(2,512)	(2,175)	(114,447)
OTHER INCOME:
Interest income	26	-	381
	________	________	________
LOSS BEFORE INCOME TAXES	(2,486)	(2,175)	(114,066)
CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-
	________	________	________
LOSS FROM CONTINUING OPERATIONS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	(2,486)	(2,175)	(114,066)
CHANGE IN ACCOUNTING PRINCIPLE:
SFAS No. 142 impairment loss (net of $0 in income taxes) [See Note 2]	(2,286)	-	(2,286)
	________	________	________
NET LOSS	$ (4,772)	$ (2,175)	$ (116,352)
	________	________	________
LOSS PER COMMON SHARE:
Loss from continuing operations	$ (.00)	$ (.00)	$ (.03)
Change in accounting principle	(.00)	-	(.00)
	________	________	________
LOSS PER COMMON SHARE	$ (.00)	$ (.00)	$ (.03)
	________	________	________

The accompanying notes are an integral part of these unaudited condensed financial statements.

E NUTRITION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Cumulative from Inception on March 13, 1996 through March 31,
	2002	2001	2002
Cash Flows From Operating Activities:
Net loss	$ (4,772)	$ (2,175)	$ (116,352)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	-	834	3,712
Impairment loss	2,286	-	2,286
Changes in assets and liabilities:
(Increase) in royalties receivable	(1,130)	-	(3,421)
(Increase) in inventory	-	(1,297)	-
(Increase) in prepaid assets	-	(287)	-
Increase (decrease) in accounts payable	2,476	(1,146)	2,667
	________	________	________
Net Cash Provided (Used) by Operating Activities	(1,140)	(4,071)	(111,108)
	________	________	________
Cash Flows From Investing Activities:
(Increase) in other intangibles	-	-	(10,000)
	________	________	________
Net Cash Provided (Used) by Investing Activities	-	-	(10,000)
	________	________	________
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	141,500
Capital contributions	-	-	5,000
Stock offering costs	-	-	(20,000)
	________	________	________
Net Cash Provided by Financing Activities	-	-	126,500
	________	________	________
Net Increase (Decrease) in Cash	(1,140)	(4,071)	5,392
Cash at Beginning of Period	6,532	5,096	-
	________	________	________
Cash at End of Period	$ 5,392	$ 1,025	$ 5,392
	________	________	________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2002:

None

For the three months ended March 31, 2001:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Intangible Assets - The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". [See Note 2]

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition - Revenue from sales is recognized upon shipment of the products. The Company currently ships products only after receipt of cash or an approved credit card number. Royalty revenue is recognized when the licensee ships the related product.

Advertising - Advertising and promotional costs are expensed as incurred and amounted to $0 and $5,366 for the three months ended March 31, 2002 and 2001, respectively.

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

E NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

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

NOTE 2 - INTANGIBLE ASSETS

In accordance with the Company's application of SFAS No. 142, the Company has classified its HI-Q trademarks, formulas, etc. as indefinite-life intangible assets. The Company has no goodwill or definite-life intangible assets. The following is a summary of the Company's indefinite-life intangible assets as of:

	March 31,	December 31,
	2002	2001
HI-Q trademarks, formulas, etc.	$ 4,002	$ 6,288
	________	________
Total indefinite-life intangible assets	$ 4,002	$ 6,288
	________	________

Impairment - In accordance with SFAS No. 142, the Company completed its initial test of the Company's intangible assets for impairment during the first quarter of the 2002 fiscal year. The Company used the discounted cash flows method to test its intangible assets for impairment and determined that the Company's HI-Q trademarks, formulas, etc. were impaired. Accordingly, the Company recognized a $2,286 impairment loss during the first quarter of 2002. This impairment loss from application of SFAS No. 142 has been accounted for as a change in accounting principle and is shown on the income statements as SFAS No. 142 impairment loss.

Previous to full application of SFAS No. 142 on January 1, 2002, the Company's HI-Q trademarks, formulas, etc. were being amortized on a straight-line basis over the estimated useful life of three years, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets".

During the three months ended March 31, 2002 and 2001, the Company expensed $0 and $834, respectively, as amortization expense. The Company does not estimate any amortization expense for the next five years.

E NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - INTANGIBLE ASSETS [Continued]

If SFAS No. 142 had been applied in all periods presented, it would have the following effects:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Cumulative from Inception on March 13, 1996 through March 31,
	2002	2001	2002
Loss from continuing operations before extraordinary items as reported	$ (2,486)	$ (2,175)	$ (114,066)
Add amortization of assets no longer being amortized	-	834	3,712
	________	________	________
Adjusted loss from continuing operations before extraordinary items	$ (2,486)	$ (1,341)	$ (110,354)
	________	________	________
Net income (loss) as reported	$ (4,772)	$ (2,175)	$ (116,352)
Add amortization of assets no longer being amortized	-	834	3,712
	________	________	________
Adjusted net income (loss)	$ (4,772)	$ (1,341)	$ (112,640)
	________	________	________
Net income (loss) as reported per common share	$ (.00)	$ (.00)	$ (.03)
Add amortization of assets no longer being amortized per common share	-	.00	.00
	________	________	________
Adjusted net income (loss) per common share	$ (.00)	$ (.00)	$ (.03)
	________	________	________

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

NOTE 3 - CAPITAL STOCK [Continued]

During June 2000, the Company issued 10,000,000 shares of common stock to its president for $10,000 cash (or $.001 per share).

During June 2000, the Company issued 150,000 shares of common stock for $15,000 cash (or $.10 per share).

During November 2000, the Company's president contributed an additional $5,000 to capital.

During May 2001, the Company issued 575,000 shares of common stock for $115,000 cash (or $.20 per share). Stock offering costs of $20,000 were netted against the proceeds as a reduction to capital in excess of par value.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available unused operating loss carryforwards of approximately $114,900, which may be applied against future taxable income and which expire in various years through 2022.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $39,000 and $37,900 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,100 during the three months ended March 31, 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay compensation to its officers and directors during the three months ended March 31, 2002 and 2001.

Related Company - The Company paid a total of $700 and $0 to Sparrow, Inc. during the three months ended March 31, 2002 and 2001 for rent and for consulting and administrative services rendered. Sparrow, Inc. is owned by the Company's president.

Equity Transactions - During June 2000, the Company issued 10,000,000 shares of common stock to its president for $10,000 cash (or $.001 per share). During November 2000, the Company's president contributed additional capital to the Company in the amount of $5,000.

E NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Cumulative from Inception on March 13, 1996 through March 31,
	2002	2001	2002
Loss from continuing operations available to common shareholders (numerator)	$ (2,486)	$ (2,175)	$ (114,066)
	________	________	________
Change in accounting principle	$ (2,286)	$ -	$ (2,286)
	________	________	________
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	12,225,000	11,650,000	4,369,024
	________	________	________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

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

License Agreement - The Company entered into a License Agreement with HI-Q Nutrition, Inc., which grants them the exclusive right to engage in the business of manufacturing, marketing and distributing nutritional products under the trade name HI-Q. This license began on September 1, 2001 and has been extended through June 30, 2002. The Company received an initial sum of $5,000 upon the execution of this agreement. The Company also receives $1.00 royalty for each bottle sold, excluding inventories on hand at the time of this agreement. Howard J. Ruff, with whom the Company had a marketing agreement, is a controlling shareholder of Hi-Q Nutrition, Inc. The Company had royalty income of $2,130 and $0 for the three months ended March 31, 2002 and 2001, respectively, and has royalties receivable of $3,421 and $2,291 at March 31, 2002 and December 31, 2001, respectively.

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

Our businessWe are a direct mail marketing company engaged in the development and marketing of nutritional supplements. We do not manufacture the products we sell and we do not carry a large inventory. We depend on independent nutritional product formulators who specialize in nutritional supplements for the manufacture of our products . Our strategy is to out source all or most of our operations so that we can focus on the marketing of our products.

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

On September 1, 2001, we entered into a License Agreement with Hi-Q Nutrition, Inc. granting them the exclusive right to engage in the business of manufacturing, marketing and distributing nutritional products under the trade name Hi-Q. This license has been extended through June of 2002 and is renewable quarterly. We received an initial sum of $5,000 upon the execution of the license and will receive $1.00 royalty for each bottle sold, excluding inventories on hand at the time the agreement was made. Howard J. Ruff, with whom the Company has a marketing agreement, is a controlling member of Hi-Q Nutrition, Inc. through beneficial ownership.

Our productsWe intend to pursue the growing U.S. market for nutritional supplements. HI-Q Golden and other HI-Q brain food supplements focus on the specific nutrients we believe are required by the human brain in order to function at peak capacity. The HI-Q product line includes the following:

- HI-Q Smart Start, a chewable tablet formulated for younger children who cannot swallow capsules

- HI-Q Junior, to be taken by children under 12

- HI-Q Teen, formulated for teenagers

- HI-Q Prime, formulated for adults

- HI-Q Golden, formulated for seniors

At the present time, we are only marketing HI-Q Prime and HI-Q Golden. We anticipate commencing marketing activities on our remaining products and are also seeking additional nutritional products to include in our marketing activities.

Our products are a blend of vitamins, chelated minerals, botanicals and other nutrients. Chelation bonds mineral molecules to amino acids then transports the mineral to the cells where it is needed. Chelated minerals are far more readily assimilated by the body. The developer of HI-Q incorporated all of the nutritional supplements he believed to be "brain foods" and combined these supplements with additional supplements to create age-specific products.

Three Month and Periods Ended March 31, 2002 and March 31, 2001

The Company had revenue from continuing operations for the three month periods ended March 31, 2002 and 2001 of $2,130 and $56,070 respectively. The Company also had interest income of $26 during the period ended March 31, 2002. Cost of goods sold was $0.00 and $22,788 respectively for the three month periods ending March 31, 2002 and 2001.

General and administrative expenses for the three month periods ended March 31, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $4,642 and $35,457 for the respective periods ended March 31, 2002 and 2001. Higher expenses incurred through March 31, 2001 were due chiefly to legal and professional expenses associated with a public offering of common stock that became effective on March 26, 2001.

The Company adopted the provisions of Statement of Accounting Standard 142 which requires the Company to periodically review its intangible assets for impairment. During the first quarter of 2002, the Company recorded an impairment loss of $2,286 with respect to its trademarks, formulas and other intangible assets.

As a result of the foregoing factors, the Company realized a net loss of $4,772 for the three months ended March 31, 2002 as compared to a net loss of $2,175 for the same period in 2001.

Liquidity and Capital Resources

At March 31, 2002 the Company had assets of $12,815 consisting of $5,392 cash in hand, $3,421 in royalties receivable and $4,002 in trademarks and formulas. Total current liabilities consist of $2,667 in accounts payable. For the period ending December 31, 2001, the Company had assets of $15,111 consisting of $6,532 cash in hand, $2,291 in royalties receivable and $6,288 in trademarks and formulas. Liabilities for the same period totaled $191. The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission that became effective on March 26, 2001. The Company sold 575,000 shares of common stock, raising $115,000. The offering closed on June 4, 2001. Expenses associated with the offering were $20,000.

The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

Subsequent Event: Proposed AcquisitionOn May 6, 2002, the Company executed a definitive agreement to acquire the outstanding common stock of Torpedo Sports USA, Inc., a sporting goods manufacturer and distributor. The Company has scheduled a special meeting of stockholders on May 17, 2002 to consider and vote on the proposal. If approved, the transaction is expected to close on or before May 31, 2002. Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E NUTRITION, INC.

Date: May 10, 2002 By:/s/ Steven L.White

Steven L. White

President and Treasurer