Form 10KSB
period 2002-07-31
TORPEDO SPORTS USA INC
filed 2002-11-13
CIK 1126411

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            /X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended: JULY 31, 2002

        / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For transition period from to .

                        Commission File Number: 333-48746

                            TORPEDO SPORTS USA, INC.
                 (Name of small business issuer in its charter)

NEVADA                                                                87-0567853
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)


        2401 PGA BOULEVARD, SUITE 190, PALM BEACH GARDENS, FLORIDA 33410
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (561) 624-0885

         Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12 (g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
Days: Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,003,485 based on the last sale price of the Registrant's common stock on November 12, 2002, ($.57 per share) as reported by the OTC Bulletin Board.

The Registrant had 10,172,999 shares of common stock outstanding as of November 12, 2002.

Documents incorporated by reference: None

                            TORPEDO SPORTS USA, INC.
                                   FORM 10-KSB

This report may contain certain "forward-looking" statemenTs as such term is defined in the private securities litigation reform act of 1995 or by the securities and exchange commission in iTs rules, regulations and releases, which represent the registrant's expectations or beliefs, including but not limited to, statemenTs concerning the registrant's operations, economic performance, financial condition, growth and acquisition strategies, investmenTs, and future operational plans. For this purpose, any statemenTs contained herein that are not statemenTs of historical fact may be deemed to be forward-looking statemenTs. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intent", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statemenTs. These statemenTs by their nature involve substantial risks and uncertainties, certain of which are beyond the registrant's control, and actual resulTs may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the company and iTs subsidiaries, volatility of stock price and any other factors discussed in this and other registrant filings with the securities and exchange commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)   Business Development

The Registrant was originally organized under the laws of the State of Nevada in 1996 as Zacman Enterprises, Inc. and subsequently changed its name to eNutrition, Inc. ("eNutrition"). eNutrition was a direct mail marketing company engaged in the development and marketing of nutritional supplements. Operations commenced in June 2000 by securing the exclusive rights to market the nutritional supplement, HI-Q. In September 2001, eNutrition entered into a License Agreement with HI-Q Nutrition, Inc., a Nevada corporation, granting them the exclusive right to engage in the business of marketing and distributing nutritional products under the trade name HI-Q.

On April 30, 2002, the Registrant entered into an agreement with HI-Q Nutrition, Inc. for the sale of all of the Registrant's assets relating to its HI-Q brand of nutritional supplements, including the brand name, trademark, product formulations, customer base and marketing ideas, which comprised all of the assets and business of the Registrant. The HI-Q Agreement closed and became effective on May 20, 2002, immediately prior to the Registrant's acquisition of the Torpedo business described below. The Registrant received cash consideration of $10,000, plus forgiveness of any uncollected royalties of Registrant owed to HI-Q Nutrition, Inc. In addition, HI-Q Nutrition, Inc. assumed all liabilities relating to the HI-Q brand products. The president of HI-Q, Inc. is Howard J. Ruff, with whom eNutrition had a marketing, consulting and licensing agreement for sales of HI-Q brand products prior to the disposition. That agreement was also terminated as part of the disposition of the HI-Q brand business.

At a special shareholders' meeting held on May 17, 2002, our shareholders approved the sale of all of eNutrition's assets, and the assumption of all liabilities, to HI-Q Nutrition, Inc. Our shareholders also approved a one share for 1.8870314 share reverse stock split and the purchase and retirement of 4,478,430 post-reverse-split shares FOR $50,000.

On May 17, 2002, the shareholders also approved the Registrant's acquisition of all of the issued and outstanding securities of Torpedo Sports USA, Inc., a Delaware corporation ("Torpedo Delaware"), in exchange for 8,000,000 shares of the Registrant's common stock issued to the Torpedo Delaware stockholders. This transaction also occurred on May 20, 2002. At this time we merged Torpedo Sports with and into eNutrition and changed our name to Torpedo Sports USA, Inc. ("Torpedo Sports"). Torpedo Delaware, through its wholly-owned subsidiary Torpedo Sports Inc. of Quebec, Canada ("Torpedo"), is and will continue to be a manufacturer and distributor of outdoor recreational products for children, such as, toboggans, baby sleds, snowboards, tricycles, scooters and skateboards.

Although the former eNutrition, Inc. was the surviving corporation in the merger transaction, the stockholders and management of Torpedo Delaware acquired control of eNutrition at the effective time of the exchange. The transaction has been recorded as a reverse acquisition based on factors demonstrating that Torpedo Delaware constitutes the accounting acquirer. The management and board of directors of Torpedo Sports USA manage the post-acquisition entity.

The purchase price applied to the reverse acquisition was based on the net book value of the underlying assets of eNutrition prior to the transaction. The historical stockholders' equity of Torpedo Delaware prior to the merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in the par value of the eNutrition and Torpedo Delaware common stock, with an offset to additional paid in capital. The restated consolidated retained earnings of the accounting acquirer (Torpedo Delaware) have been carried forward after the acquisition.

Founded in 1942, Torpedo's first product was a four-wheel wood wagon for children. Over the next 45 years Torpedo developed a wide range of wood products. In 1988, Torpedo added a plastic manufacturing and product line to complement the wood products.

Torpedo manufactures 85% of its product sales from two manufacturing facilities located in Quebec, Canada. Wood products, which account for approximately 35% of sales, are produced in a company-owned 55,000 square foot plant. Plastic products, approximately 50% of sales, are produced via injection molding in a leased building that is also utilized for warehousing and our Canadian office administration functions. Imported product consisting of tricycles, wagons, skateboards and inflatables are approximately 15% of sales.

 (b)  Business of Issuer

GENERAL

Torpedo Sports USA, Inc. is a holding company that operates through our wholly-owned subsidiary Torpedo Sports Inc. ("Torpedo"), a Quebec corporation. Torpedo is a sporting goods company that is a manufacturer and distributor of outdoor recreational products for children including toboggans, baby sleds, snowboards, tricycles, scooters and skateboards.

HISTORY AND PRODUCTS

Torpedo was established in 1942 and its principal products today are plastic injected molded and wood products for winter outdoor recreational activities. The line of winter products is comprised of five basic groups of products: wood toboggans, wood baby sleds, steel runner sleds, plastic sleds and snowboards.

RAW MATERIALS

The basic raw material components of Torpedo are resin and wood. For its plastic products, the Company purchases its resin domestically in Canada. The Company currently works with 3 major suppliers. The wood or raw lumber is mostly purchased in thick lumber boards 8, 10 and 12 feet long. The Company uses select maple wood purchased in Canada and the United States. Due to the natural drying process necessary to the wood, the Company must commit to buying certain quantities at fixed prices in January and February of each year. Typically, the wood is delivered to the Company in June or July, at the beginning of its production season.

The Company believes that there is a sufficient supply of raw materials available to it in the marketplace.

MARKETING AND DISTRIBUTION

The products are distributed to the United States through hardware chains and sporting goods stores and in Canada through large mass merchant retailers. Torpedo utilizes independent outside contractors in addition to its own sales personnel to sell to its customer base.

SEASONALITY AND CUSTOMERS

Currently, approximately 95% of Torpedo's sales occur in its first two fiscal quarters ending October 31 and January 31, respectively. This seasonality requires the Company to obtain raw materials and begin production in May and June of each year. This is necessary to build to the appropriate inventory levels required to fill customer booking orders, predominately in the August through November months. Repeat and fill-in business typically ships to its customers October through January.

Due to the seasonality of the products sold, the Company offers extended payment terms to its US customers. Booking orders shipped August through October are normally due either December 10th or January 10th. For the fiscal year ended July 31, 2002, one customer, Ace Hardware, accounted for approximately $1,078,000 or 13% of total sales. Two other customers accounted for $817,000 and $648,000 or 10% and 8% respectively. For the year ended July 31, 2001, Canadian Tire accounted for 14% of sales, and another customer accounted for 9% of sales The loss of any one of these three customers could have an effect on our revenues, and the loss of such customer(s) could have a material adverse effect on the Company.

COMPETITION

The significant competitive conditions of the business include product design and product quality. The product is sold to mass merchant retailers, hardware distribution chains, internet and mail order catalogues and sporting goods specialty retailers. The industry is comprised of three major companies, including Torpedo. Torpedo maintains its market share position by offering competitive pricing to customers and developing new and innovative products from year to year.

EMPLOYEES

In peak manufacturing and shipping season, June through November, the Company employs up to 90 persons. Off peak, the Company has 20 employees. The Company believes its relationship is good with its employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our principal executive office is located in Palm Beach Garden, Florida consisting of approximately 980 square feet which we sublease from a related party, Equitex 2000, Inc. The lease payment is currently $3,064 per month, and the lease expires in February 2004.

Torpedo owns a 55,000 square foot plant utilized for woodworking and metal stamping. It is located approximately 75 miles from Montreal. At this facility, raw lumber is purchased, cut to size, slatted, steamed, bent, stained, assembled and finished. The metal stamping section is used to produce metal parts for baby sleds, steel runner sleds and wood wagons. There are various loans collateralized by the building and equipment of Torpedo. The outstanding total balance on these loans as of July 31, 2002, is $871,911 CAD (approximately $553,670 US at July 31, 2002).

Torpedo also leases a 63,000 square foot facility in Anjou Quebec, utilized for its injection molded product, as well as warehousing and Canadian sales and administrative operations. In this facility, the Company has seven injection molding machines ranging in capacity from 750 to 1,200 tons. The current monthly rent is $19,328 CAD ($12,273 U.S.) through January 21, 2004, and $20,617 CAD
($13,092 U.S.) per month through January 31, 2007.

Torpedo leases a distribution center in Maine that is also utilized for customer service. Rent is $8,082 per month and the lease expires February 28, 2003. The Company has exercised a renewal option beginning March 1, 2003, for two years, with a monthly rent of $8,519.

ITEM 3.  LEGAL PROCEEDINGS

The Company has lawsuits pending incidental to the ordinary cause of business, which in the opinion of management, is not expected to have an adverse effect on consolidated results of operations, financial position, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)   Market Information

Our common stock is not listed on any exchange; however, market quotes for the Company's common stock (under the symbol "TPDO") may be obtained from the OTC Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter ("OTC") securities. In connection with the May 20, 2002, acquisition of Torpedo Sports USA, Inc. by eNutrition, Inc., the fiscal year end was changed from December 31 to July 31. The following table sets forth, for the indicated fiscal periods, the high and low bid prices (as reported by the OTCBB) for the Company's common stock based on the new fiscal year end and all historical quotes are revised for the 1 for 1.8870314 reverse stock split. Our stock began trading August 2, 2001, and accordingly, no quotes are available prior to that date.

                                                     Bid Price
                                                     ---------
                                            High                   Low
2002 Fiscal Year                            ----                   ---
  First Quarter (October 31, 2001)         $1.038                 $.472
  Second Quarter (January 31, 2002)         $.491                 $.491
  Third Quarter (April 30, 2002)           $1.698                 $.491
  Fourth Quarter (July 31, 2002)            $1.99                 $1.50

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b)   Holders

The number of record holders of our common stock as of July 31, 2002, was 54 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c)   Dividends

We have never declared or paid cash dividends on our common stock, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund operations and for the continued development of our business.

(d)   Recent Sales of Securities

In the quarter ended July 31, 2002, we issued 45,000 unregistered shares of our $.001 par value common stock in the transactions described below.

For each of the following transactions, we relied upon the exemptions from registration provided by Section 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us;
(iii) each investor represented to us that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; and (v) we placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to the completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding Torpedo Sports as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from us regarding our financial condition and operations. The shares were issued as follows:

On June 5, 2002, we issued 35,000 shares of our $.001 par value common stock to our attorney for services performed. The shares were valued at $52,500 or $1.50 per share.

On June 5, 2002, we issued 10,000 shares of our $.001 par value common stock to a consultant for services valued at $17,500 or $1.75 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2002 and 2001. The financial results presented for the year ended July 31, 2002, are those of Torpedo Sports Inc. on a consolidated basis with those of Torpedo Sports USA, Inc. for the period May 20, 2002 through July 31, 2002. The financial results presented for the year ended July 31, 2001 are those of Torpedo Sports Inc.

(a)   Liquidity and Capital Resources

The Company's primary capital requirements are for the purchase of raw materials and the costs associated with manufacturing and administrative functions. For the fiscal year ended July 31, 2002, our liquidity and capital resources have been met by cash generated from operations and from borrowings under a credit facility up to a maximum of $4,500,000 CAD (approximately $2,857,500 U.S. based on the July 31, 2002, exchange rate) based on accounts receivable being purchased at 85% of face value. Additionally, the Company has a seasonal inventory line up to a maximum of $800,000 CAD (approximately $508,000 U.S. based on the July 31, 2002, exchange rate) between the months of June and September. The balance owed on purchased accounts receivable bears interest at 2% per month and amounts borrowed on inventory bear interest at the Canadian prime rate plus 7.5%. As of July 31, 2002 there was $646,502 CAD (approximately $410,528 U.S.) outstanding on the inventory line and $166,500 CAD (approximately $105,728 U.S.) outstanding on the purchased accounts receivable.

Cash provided by operating activities in fiscal 2002 was primarily the result of net income adjusted for depreciation and amortization, stock based compensation expense, decreases in accounts receivables, increases in accounts payable and accrued liabilities offset by deferred income taxes and increases in inventories and prepaid expenses.

Cash used in investing activities in fiscal 2002 was for additions to capital equipment. Cash used in financing activities in fiscal 2002 represents increases in borrowings on the Company's credit facility proceeds from the exercises of options and the proceeds from loans, offset by repayments of long term debt.

For fiscal year ending July 31, 2003, we anticipate that our liquidity and capital resource needs will be satisfied from cash flows generated from our operating activities, as well as from the credit facility arrangement described above. Other sources available to us that we may utilize include the sale of equity securities through private placements of common or preferred stock, as well as the exercise of stock options or warrants, all of which may cause dilution to our stockholders.

(b)   Results of Operations

    Results of Operations for the Year Ended July 31, 2002 vs. July 31, 2001

SALES

Consolidated revenues for the year ended July 31, 2002, were $ 8,209,400 compared to $6,407,305 for the year ended July 31, 2001, representing an increase in $1,802,095 or 28.1%. As the table below illustrates, sales in the U.S. increased by $1,658,646, while Canadian sales decreased slightly by $32,451. Wood products accounted for the biggest part of the U.S. increase as sales increased to $2,195,118 from $1,139,639. Plastic goods and imported goods sales in the U.S. increased by $413,522 and $365,545 respectively for the year ended July 31, 2002 compared to July 31, 2001.

                                           2002             2001
                                       ------------     ------------
US Sales:           Plastic goods      $  3,186,093     $  2,772,571
                    Wood products         2,195,118        1,139,639
                    Imported goods          981,667          440,222
                    Discounts              (175,900)
                                       ------------     ------------
                                          6,186,978        4,352,432
                                       ------------     ------------
Canadian Sales:     Plastic products      1,129,657        1,134,085
                    Wood products         1,011,029          894,735
                    Other                   182,989           26,053
                    Discounts              (301,253)               -
                                       ------------     ------------
                                          2,022,422        2,054,873
                                       ------------     ------------
Total sales                            $  8,209,400     $  6,407,305
                                       ------------     ------------

The overall sales increase in the U.S. was primarily due to retailers being substantially out of stock at the beginning of the 2001/2002 winter selling season. This resulted in our customers buying additional product in the fall of 2001. The Company does not anticipate this to reoccur as the weather conditions were less favorable at the end of the 2001/02 winter season compared to the end of the 2000/01 winter season. Future revenues in the winter products category may in fact decrease for the year ending July 31, 2003, compared to July 31, 2002.

COST OF SALES

For the year ended July 31, 2002, cost of sales increased to $5,443,160 from $4,668,316 for the year ended July 31, 2001. As a percentage of sales, cost of sales decreased to 66.3% from 72.9% for the 2002 fiscal year compared to fiscal year 2001. The primary reason for the decrease as a percent of sales resulted from the Company being able to reduce its material costs from 53% of sales to 46% of sales. Additionally, the increased sales as described above allowed the Company to better absorb its factory overhead expenses which decreased to $1,049,967 for the year ended July 31, 2002 compared to $1,092,800 for the year ended July 31, 2001. As a percent of sales, factory overhead decreased to 12.8% from 17%. The Company believes its raw material costs as a percentage of sales will be consistent with prior periods in the near term. Additionally, we believe we will be able to maintain the factory overhead expenses in dollars in a similar range to the current expenses. However, if the Company does not attain the same level of sales in the future, factory overhead as a percentage of sales may increase.

OPERATING EXPENSES

Operating expenses for the year ended July 31, 2002, increased to $2,146,608 compared to $1,678,147 for the year ended July 31, 2001. Included in the 2002 amounts are expenses of $61,754 related to Torpedo Sports USA, Inc. incurred since May 20, 2002, the date of the acquisition. Other operating expense increases were in commissions of $186,324, insurance $96,286 and interest $214,633. In addition, the Company incurred $79,901 in moving expenses when it relocated its plastic injection molding facility. These increases were offset by a reduction in bad debt expense in 2002 of $95,158 compared to 2001. Commission expense increased as a direct result in the increase in U.S. sales. The Company pays its independent sales representatives a commission on all sales they generate. Product liability insurance expense increased as a result of an increase in the rate, as well as to the increase in sales.

Interest expense increased due to the Company being financed through a credit facility that bears interest at the effective rate of 2% per month on purchased accounts receivable. This facility was in effect for the entire fiscal year in 2002, compared to December 2000 through July 2001 of the year ended July 31, 2001.

SEASONALITY

The following table sets forth the Company's unaudited consolidated condensed quarterly results of operations for each of the quarters in fiscal 2002 and 2001. This information is unaudited, but is prepared on the same basis as the annual financial information and, in the opinion of management, reflects a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for any future period.

                                   Fiscal 2001
                             (dollars in thousands)

                                        First    Second      Third      Fourth
                                       Quarter   Quarter    Quarter     Quarter
                                     ----------  --------  ----------  --------
Net sales                            $    2,466  $  3,416  $    204    $    321
% of full year net sales                  38.5%     53.3%      3.2%        5.0%
Earnings (loss) before income taxes  $     149   $   22    $   (364)   $   (80)

                                   Fiscal 2002
                             (dollars in thousands)

                                        First     Second      Third     Fourth
                                       Quarter    Quarter    Quarter    Quarter
                                     ----------  --------  ----------  --------
Net sales                            $    4,589  $  3,422  $    25     $    173
% of full year net sales                  55.9%     41.7%       .3%        2.1%
Earnings (loss) before income taxes  $     721   $   266   $   (456)   $   (435)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 1991, Financial Accounting Standards Board ("FASB") issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001 and which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Currently the Company does not have any goodwill or intangible assets. As such, the Company believes that the adoption of SFAS No. 142 will not impact the Company's financial position or results of operations.

In 2001, we adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement had no impact on our consolidated financial statements.

                   Critical Accounting Policies and Estimates

Our accounting policies are described in Note 2 to Notes to Consolidated Financial Statements in Item 7. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

REVENUE RECOGNITION

Sales are recorded at the time of shipment to our customers. Net revenue consists of product revenue reduced by sales returns and allowances, discounts, rebates and cooperative advertising. Provisions for estimated sales returns and allowances which are based on historical trends and contractual terms are recorded at the time of sale.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company's estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where we have information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation to the Company), the Company's estimates of the recoverability of amounts due the Company could be reduced by a material amount.

INVENTORIES

The Company ensures inventory is valued at the lower of cost or market, and continually reviews the book value of any discontinued product lines and stock keeping units ("SKU's") to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling, (defined as selling price less costs to complete and dispose) and cannot be lower than the net realizable value less a normal profit margin, also called the floor. The Company also continually evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow-moving are evaluated to determine if reserves are required. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company will adjust its reserves accordingly.

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to that extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a net deferred tax asset of approximately $183,500 at July 31, 2002. As at July 31, 2002, the Company has net operating loss carry forwards for income tax purposes available to reduce future taxable income of approximately $713,000, which expire in 2008. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized through refunds from the carryback of previous net operating losses and the generation of future taxable income. Although the deferred tax asset is considered realizable, actual amounts could be reduced if sufficient future taxable income is not achieved.

DETERMINING FUNCTIONAL CURRENCIES FOR THE PURPOSE OF CONSOLIDATION

Our operating subsidiary is a Quebec Company, which maintains its books and records in the local currency (Canadian dollars).

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiary from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate component of comprehensive income.

Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon our management's determination of the functional currency. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.

Based on our assessment of the factors discussed above, we consider our subsidiary's local currency to be the functional currency. Accordingly we had a cumulative translation gain of approximately $11,856 and $1,990, which were included as part of accumulated other comprehensive income within our balance sheet at July 31, 2002. During 2002 and 2001, translation adjustments of 9,866 and 1,990, respectively, were included under accumulated other comprehensive income. Had we determined that the functional currency of our subsidiary was the United States dollar, these gains would have increased our net income and decreased our net loss for the years ended July 31, 2002 and 2001, respectively.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the Canadian dollar in which we transact business against the United States dollar. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if we determine that a change in the functional currency has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in our statement of operations.

CONTRACTUAL OBLIGATIONS

For more information on our contractual obligations on operating leases, refer to Note 9 of our Financial Statements. At July 31, 2002, our commitments under these obligations were as follows:

           Fiscal year                                          Amount
           -----------                                    -----------------
              2003                                        $         240,600
              2004                                                  189,000
              2005                                                  160,200
              2006                                                  157,100
              2007                                                   78,600
                                                          -----------------
                                                          $         825,500
                                                          =================

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 20, 2002, eNutrition, Inc. completed the acquisition of Torpedo Sports USA, Inc. in a reverse acquisition. As a result, for accounting purposes, Torpedo Sports USA, Inc. is treated as the continuing reporting entity for purposes of financial reporting. Prior to the acquisition, eNutrition, Inc.'s independent certified public accountant was Pritchett, Siler and Hardy, P.C. and Torpedo Sports USA, Inc.'s independent certified public accountant was Horwath Gelfond Hochstadt Pangburn, P.C.

On July 31, 2002, our board of directors, appointed Horwath Gelfond Hochstadt Pangburn, P.C. to serve as our independent certified public accountant for the year ended July 31, 2002. As a result, on July 31, 2002, we notified Pritchett, Siler and Hardy, P.C. that it will no longer serve as the independent certified public accountant of the Company. There have been no adverse opinions, disclaimers of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the reports of Pritchett, Siler and Hardy, P.C. financial statements for each of the fiscal years ended December 31, 2001 and 2000, or any subsequent interim period. During the two most recent fiscal years and through July 31, 2002, there were no disagreements with Pritchett, Siler and Hardy, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Pritchett, Siler and Hardy, P.C., would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

There were no reportable events, in each case, during either of eNutrition, Inc.'s or Torpedo Sports USA, Inc.'s two most recent fiscal years or any subsequent interim period.

During our two most recent fiscal years or subsequent interim periods we have not consulted Horwath Gelfond Hochstadt Pangburn. P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed of eNutrition, Inc.'s, or the type of audit opinion that might be rendered on eNutrition, Inc.'s financial statements, or any matter that was the subject of a disagreement or a reportable event.

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS

(a)   Identification of Directors and Executive Officers

                                             Positions and          Length of
     Name                Age                    offices              service
--------------      -------------        --------------------     ------------

Henry Fong                67             Director, Chief           Since 2002
                                         Executive Officer

Edward E. Shake           58             Chief Operating           Since 2002
                                         Officer

Barry S. Hollander        44             Chief Financial           Since 2002
                                         Officer

Thomas B. Olson           36             Secretary                 Since 2002

Our directors are elected to hold office until the next annual meeting of the stockholders and until their respective successors have been elected and qualified. Officers are elected by our Board of Directors and hold office until their successors are duly elected and qualified.

No arrangement exists between any of the above officers and directors pursuant to which any one of those persons were elected to such office or position.

HENRY FONG
Mr. Fong has been the president, treasurer and a director of Equitex, Inc. since its inception. Since 1999 Mr. Fong has been a director of iGenisys, Inc., a business project management Software Company. From December 2000 to January 2002, Mr. Fong was a director of PopMail.com, Inc., a publicly traded Internet marketing company. From July 1996 to October 1997, Mr. Fong was a director of Stellant, Inc. (f/k/a Intranet Solutions, Inc.), a publicly-held investee company which provides internet/intranet solutions to Fortune 1000 companies and was the chairman of the board and treasurer of its predecessor company, MacGregor Sports and Fitness, Inc. from February 1991 until the two companies merged in July 1996. From January 1993 to January 1999, Mr. Fong was chairman of the board and chief executive officer of California Pro Sports, Inc., a publicly traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. From 1959 to 1982, Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Sir Force. During the period from 1972 to 1981, he was assigned to senior supervisory positions at the Department of Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

EDWARD E. SHAKE
Mr. Shake has spent the past twenty-five years in the sporting goods industry. Mr. Shake has been the president and chief operating officer of VP Sports, Inc. ("VP") since 1999. VP is a US sporting goods holding company that through its wholly owned Canadian subsidiary owned 100% of Victoria Precision, Inc. ("VPI") and Torpedo Sports, Inc. From September 1996 to 1999 he served as a divisional president of Brunswick Corporation. Prior to that Mr. Shake was president of Roadmaster Corporation until 1996 when the business was sold to Brunswick. During his tenure at Roadmaster, Mr. Shake was responsible for the formulation, development and implementation of a business plan that built Roadmaster into one of the leading domestic bicycle producers. Mr. Shake holds a BS and MS from University of Tennessee and completed the Harvard University Advanced Management Program.

BARRY S. HOLLANDER
Mr. Hollander has been the chief financial officer of VP Sports since March 1999. From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor. In 1999 California Pro merged with Imaginon, Inc. Mr. Hollander has been the sporting goods industry since 1980 in various accounting, senior management and executive positions. Mr. Hollander has a BS from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

THOMAS B. OLSON
Mr. Olson has served as secretary to Torpedo Sports USA, Inc. since April 2002. Mr. Olson has been secretary of Equitex, Inc. since January 1988. From February 1990 to February 2000, Mr. Olson was a director, and from May 1994 to February 2000, secretary of Immune Response, Inc., a publicly held investee of Equitex which merged with Opticon Medical, Inc., in February 2000. Since March 2002, Mr. Olson has been a director of Chex Services, Inc., a wholly owned subsidiary of Equitex, Inc. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

(b)   Significant Employees

Not applicable.

(c)   Involvement in Certain Legal Proceedings

Not applicable.

ITEM 10.      EXECUTIVE COMPENSATION

(a)   General

Henry Fong, our chief executive officer, did not receive any salary.

Edward E. Shake, our chief operating officer, received $75,000 in salary for the fiscal year ended July 31, 2002.

Barry S. Hollander, our chief financial officer received $45,000 in salary for the fiscal year ended July 31, 2002.

Thomas B. Olson, our secretary, received $2,500 in consulting services for the fiscal year ended July 31, 2002.

(b)   Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the year ended July 31, 2002.

                            Annual Compensation                        Long-Term
Name and                  ------------------------    Other Annual    Compensation     All Other
Principal Position        Year     Salary    Bonus    Compensation    Options/SARs    Compensation
------------------        -----    ------    -----    ------------    ------------    ------------

Henry Fong, Chief
Executive Officer

Edward E. Shake,
Chief Operating Officer   2002     75,000     -          -

Barry S. Hollander,
Chief Financial Officer   2002     45,000     -          -


Thomas B. Olson
Secretary                 2002      2,500     -          -


(c)   Option/SAR Grants Table

The following table sets forth information regarding Options/SAR grants to the named executive officers during the year ended July 31, 2002.

                    Percent of Total Options
                      Number of Securities         /SARS Granted to       Exercise or  Expiration
      Name         Underlying Options Granted   Employees in Fiscal Year  Base Price      Date
----------------   --------------------------   ------------------------  ----------   ----------
Henry Fong                   365,000                      36.5%              $.26        3/29/06
Edward E. Shake              300,000                      30.0%              $.26        3/29/06
Barry S. Hollander           200,000                      20.0%              $.26        3/29/06
Thomas B. Olson               20,000                       2.0%              $.26        3/29/06

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                   Value
                                                         Number of            of Unexercised
                                                    Securities Underlying         in the
                                                    Unexercised Options        Money Options
                                                      /SARs at FY-End         /SARs at FY-End
                   Shares Acquired       Value         Exercisable/             Exercisable
      Name           on Exercise      Received(1)     /Unexercisable         /Unexercisable(1)
----------------   ---------------    -----------   ------------------       -----------------
Barry S. Hollander      3,000           $3,720        97,000/100,000         $120,280/$124,000

(1) Based on July 31, 2002, closing bid price of $1.50, less exercise price of $.26.

(e)   Compensation of Directors

Our sole director did not receive any compensation during the year ended July 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management

The following table contains information as of July 31, 2002, for any person, known to us, to be the beneficial owner of more than five (5) percent or more of the outstanding shares of the class, each person who is a director or executive officer of us and all persons as a group who are directors and executive officers and as to the percentage of outstanding shares so held by them as of July 31, 2002.

                       Name                  Amount
  Title of        and Address of          and Nature of       Percent of
    Class        Beneficial Owner       Beneficial Owner       Class(1)
-----------      ----------------       ----------------      -----------

Common Stock    Equitex 2000, Inc.
                7315 E Peakview Ave
                Englewood CO 80111          1,046,056             10.4%

Common Stock        Wayne Mills
                  5020 Blake Rd S
                  Edina MN 55436            1,490,630             14.8%

Common Stock   USA Skate Corporation
                2401 PGA Blvd #190
              Palm Bch Grdns FL 33410       1,060,673             10.5%

Common Stock        Henry Fong
                7315 E Peakview Ave
                Englewood CO 80111          2,450,046(2)          23.5%

Common Stock      Edward E. Shake
                5354 N Lakewood Rd
                  Olney IL 62450            1,070,440(3)          10.3%

Common Stock    Barry S. Hollander
                2401 PGA Blvd #190
              Palm Bch Grdns FL 33410         456,335(4)           4.4%

Common Stock      Thomas B. Olson
                7315 E Peakview Ave
                Englewood CO 80111             54,520(5)            .5%

Common Stock     All officers and
               directors as a group
                    (4 persons)             4,031,341(6)          36.5%

(1) As of July 31, 2002, 10,062,999 shares of our common stock were outstanding.
(2) Includes 365,000 shares underlying options granted under our 2002 Stock Option Plan, includes 1,023,065 shares of common stock owned by a partnership in which Mr. Fong is a partner, and includes 1,060,673 shares owned by USA Skate Corporation in which Mr. Fong is an 80% stockholder.
(3) Includes 123,900 shares in the Edward E. Shake SEP, 192,000 shares in the Edward E. Shake IRA and 300,000 shares underlying options granted under our 2002 Stock Option Plan.
(4) Includes 197,000 shares underlying options granted under our 2002 Stock Option Plan.
(5) Includes 20,000 shares underlying options granted under our 2002 Stock Option Plan.
(6) Includes 882,000 shares underlying options granted under our 2002 Stock Option Plan.

(c)   Changes in Control

We are unaware of any arrangements that may, at a subsequent date, result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2002, an employee loaned us $85,000 CAD ($53,975 U.S.). The loan bears interest at 2% per month, is unsecured and is due on demand.

In April 2002 we issued 8,000,000 warrants to purchase our common stock to the shareholders of VP Sports, Inc. ("VP"). The warrants were exercisable at $.10 per share. The Company received $193,215 and issued 1,932,150 shares of its common stock from the exercise of these warrants. In addition, the Company issued 5,429,290 shares of its common stock in exchange for subscriptions receivables from VP. VP recorded the subscription payable to Torpedo in lieu of making payments for amounts owed to the shareholders who received the warrants.

The Company also issued 638,560 shares of its common stock in exchange for subscriptions receivable from officers and affiliates of the Company for $60,133 and $3,723, respectively.

In 2000 three separate affiliated companies advanced Torpedo $245,000, $200,000 and $100,000, respectively. The advances bear interest at 9% per annum and the advances have no specific due date. These amounts are classified as related party advances and note payable on the July 31, 2002, balance sheet. As of July 31, 2002, Torpedo owes VP $682,229 for advances made in 2000. This amount is included in related party advances and note payable. Management has received confirmations from these affiliated companies stating that although the amounts are due on demand that they do not anticipate making such demand during the fiscal year ending July 31, 2003.

ITEM 13. COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires our officers, directors and persons who own more than ten percent of our voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide us with copies of all Section 16 reports they file. Based solely upon its review of such reports received by us, or written representation from certain persons that they were not required to file any reports under Section 16, we believe that, during the fiscal year ending July 31, 2002, our officers and directors have complied with all Section 16 filing requirements.

ITEM 14. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                                 CERTIFICATIONS


I, Henry Fong, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Torpedo Sports USA, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and
         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                     /s/  Henry Fong
                                     -----------------------
                                     Henry Fong
                                     Chief Executive Officer

I, Barry S. Hollander, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Torpedo Sports USA, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and
         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                     /s/  Barry S. Hollander
                                     -----------------------
                                     Barry S. Hollander
                                     Chief Financial Officer

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JULY 31, 2002 AND 2001



                                                                            Page
                                                                            ----

Independent auditors' report                                                F-1

Consolidated financial statements:

      Consolidated balance sheet                                            F-2

      Consolidated statements of operations                                 F-3

      Consolidated statements of comprehensive income (loss)                F-4

      Consolidated statements of shareholders' equity                       F-5

      Consolidated statements of cash flows                                 F-6

      Notes to consolidated financial statements                            F-7

                                INDEPENDENT AUDITORS' REPORT


Board of Directors
Torpedo Sports USA, Inc.

We have audited the accompanying consolidated balance sheet of Torpedo Sports USA, Inc. and subsidiary as of July 31, 2002, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the two-year period ended July 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torpedo Sports USA, Inc. and subsidiary as of July 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
November 11, 2002

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2002

                                     ASSETS

Current assets:
  Cash                                                            $     9,172
  Accounts receivable, net (Notes 3 and 6)                            232,799
  Inventories (Notes 4 and 6)                                       1,476,926
  Prepaid expenses                                                    210,993
  Deferred tax asset (Note 10)                                         73,000
                                                                  -----------
      Total current assets                                          2,002,890
                                                                  -----------

Property, plant and equipment, net (Note 5, 6 and 8)                1,200,254
Related party receivables (Note 8)                                    343,996
Deferred tax asset (Note 10)                                          110,500
                                                                  -----------
                                                                    1,654,750
                                                                  -----------
                                                                  $ 3,657,640
                                                                  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 6)                      $   674,711
  Accounts payable                                                    884,580
  Accrued expenses                                                    202,910
  Related party payables and accruals (Notes 7 and 8)                 150,230
  Related party advances and note payable (Note 7)                  1,284,490
                                                                  -----------
      Total current liabilities                                     3,196,921
                                                                  -----------

  Long-tem debt, net of current portion (Note 6)                      395,208
                                                                  -----------
      Total liabilities                                             3,592,129
                                                                  -----------
Commitments and contingencies (Notes 9)

Shareholders' equity (Note 11):
  Preferred stock, par value $.001 per share, 5,000,000
    shares authorized; none issued or outstanding
  Common stock, par value $.001 per share, 50,000,000 shares
    authorized; 10,062,999 shares issued and outstanding               10,063
  Additional paid-in capital                                        1,245,527
  Stock subscriptions receivable                                     (606,985)
  Accumulated deficit                                                (594,950)
  Accumulated other comprehensive income                               11,856
                                                                  -----------
      Total shareholders' equity                                       65,511
                                                                  -----------
                                                                  $ 3,657,640
                                                                  ===========

                See notes to consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED JULY 31, 2002 AND 2001

                                             2002           2001
                                         -----------    -----------
Net sales                                $ 8,209,400    $ 6,407,305
Cost of sales                              5,443,160      4,668,316
                                         -----------    -----------
Gross profit                               2,766,240      1,738,989
                                         -----------    -----------

Selling expense                            1,074,073        846,372
General and administrative expense           881,335        634,675
Related party management fees (Note 8)       191,200        197,100
                                         -----------    -----------
                                           2,146,608      1,678,147
                                         -----------    -----------
Income from operations                       619,632         60,842
                                         -----------    -----------
Other income (expense):
   Interest expense:
     Related parties (Note 7)               (119,392)      (116,611)
     Other (Note 6)                         (445,595)      (233,743)
   Foreign currency transaction gains         41,500         10,250
   Gain on disposal of assets                                 6,083
                                         -----------    -----------
                                            (523,487)      (334,021)
                                         -----------    -----------

Income (loss) before income taxes             96,145       (273,179)
Income tax benefit (Note 10)                 184,211
                                         -----------    -----------

Net income (loss)                        $   280,356    $  (273,179)
                                         ===========    ===========

Basic and diluted net income (loss)
  per share                              $      0.06    $     (0.14)
                                         ===========    ===========

Weighted average number of common
  shares outstanding:
    Basic                                  4,683,021      1,999,999
                                         ===========    ===========
    Diluted                                4,818,058      1,999,999
                                         ===========    ===========

                See notes to consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                       YEARS ENDED JULY 31, 2002 AND 2001


                                             2002          2001
                                        -----------   -----------

Net income (loss)                       $   280,356   $  (273,179)

Other comprehensive income                    9,866         1,990
                                        -----------   -----------

Comprehensive income (loss)             $   290,222   $  (271,189)
                                        ===========   ===========


                See notes to consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       YEARS ENDED JULY 31, 2002 AND 2001

                                                                                          Accumulated
                                         Common stock          Additional     Stock          other
                                  ------------------------      paid-in    subscriptions comprehensive  Accumulated
                                    Shares         Amount       capital     receivable      income        deficit        Total
                                  ----------    ----------    -----------   ----------    ----------    ----------    ----------
Balances, August 1, 2000           1,999,999    $    2,000    $   428,920                               $ (602,127)   $ (171,207)

Change in cumulative currency
  translation adjustments                                                                 $    1,990                       1,990

Net loss                                                                                                  (273,179)     (273,179)

                                  ----------    ----------    -----------   ----------    ----------    ----------    ----------
Balances, July 31, 2001            1,999,999         2,000        428,920                      1,990      (875,306)     (442,396)

Common stock issued in exchange
  for cash and subscriptions
  receivable                       8,000,000         8,000        741,990   $ (606,985)                                  143,005

                                  ----------    ----------    -----------   ----------    ----------    ----------    ----------
Balances as of May 20, 2002,
  date of reverse acquisition
  (Note 1)                         9,999,999        10,000      1,170,910     (606,985)        1,990      (875,306)     (299,391)

Common stock issued for services      45,000            45         69,955                                                 70,000

Commom stock issued upon
  exercise of stock options           18,000            18          4,662                                                  4,680

Change in cumulative currency
  translation adjustment                                                                       9,866                       9,866

Net income                                                                                                 280,356       280,356

                                  ----------    ----------    -----------   ----------    ----------    ----------    ----------
Balances, July 31, 2002           10,062,999    $   10,063    $ 1,245,527   $ (606,985)   $   11,856    $ (594,950)   $   65,511
                                  ==========    ==========    ===========   ==========    ==========    ==========    ==========

                See notes to consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED JULY 31, 2002 AND 2001

                                                                2002           2001
                                                            -----------    -----------
Cash flows provided by operating activities:
Net income (loss)                                           $   280,356    $  (273,179)
                                                            -----------    -----------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                               188,168        184,664
    Common stock issued for services                             70,000
    Deferred income taxes                                      (184,211)
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                197,476       (176,651)
      Increase in inventories                                  (207,304)      (546,959)
      Increase in prepaid expenses                              (74,269)       (77,055)
      Increase in acounts payable and accrued liabilities       295,550        557,370
                                                            -----------    -----------
Total adjustments                                               285,410        (58,631)
                                                            -----------    -----------
Net cash provided by (used in) operating activities             565,766       (331,810)
                                                            -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                         (344,710)       (97,196)
  Disposal of equipment                                                          1,642
                                                            -----------    -----------
Net cash used in investing activities                          (344,710)       (95,554)
                                                            -----------    -----------
Cash flows from financing activities:
  Retirement of common stock                                    (50,000)
  Increase in bank indebtedness                                 163,173        113,014
  Repayment of loan, related party                             (270,253)
  Repayment of long-term debt                                  (164,556)      (242,657)
  Proceeds from notes payable, related parties                   54,184        623,342
  Proceeds from exercise of options                             197,685
  Increase in related party receivables                        (210,446)
  Advances to related parties                                   (69,500)
                                                            -----------    -----------
Net cash (used in) provided by financing activities            (349,713)       493,699
                                                            -----------    -----------

Effect of foreign exchange rate changes on cash                  (3,583)         2,961
                                                            -----------    -----------

Increase (decrease) in cash                                    (132,240)        63,374
Cash, beginning of year                                         141,412         78,038
                                                            -----------    -----------

Cash, end of year                                           $     9,172    $   141,412
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   577,400    $   260,800
                                                            ===========    ===========

                See notes to consolidated financial statements.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

1.   BUSINESS, ORGANIZATION, AND BASIS OF PRESENTATION:

     BUSINESS:

     Torpedo Sports USA, Inc., a Delaware corporation ("Torpedo Sports" or, the "Company"), through its wholly-owned Canadian subsidiary Torpedo Sports Inc. ("Torpedo") manufactures and distributes outdoor recreational products for children, including toboggans, sleds, saucers and snowboards for sale in Canada and the United States. The Company operates in one business segment.

     ORGANIZATION:

     The Company was previously organized as eNutrition, Inc. ("eNutrition"), a Nevada corporation (formerly known as Zacman Enterprises, Inc., formed in 1996).

     At a special shareholders' meeting held on May 17, 2002, the shareholders of eNutrition approved the sale of all of eNutrition's assets, and the assumption of all liabilities, to HI-Q Nutrition, Inc. ("HI-Q") in exchange for $10,000 and forgiveness of uncollected royalties owed to HI-Q. The shareholders also approved a one share for 1.8870314 share reverse stock split and the purchase and retirement of 4,478,430 post-reverse-split shares. These transactions occurred on May 20, 2002.

     On May 20, 2002, immediately following the HI-Q transaction described above, eNutrition acquired all of the issued and outstanding common shares of Torpedo Sports and its subsidiary Torpedo in exchange for 8,000,000 shares of eNutrition common stock issued to the Torpedo Sports shareholders. eNutrition was subsequently merged into Torpedo Sports, with Torpedo Sports representing the surviving company.

     The Torpedo Sports transaction has been recorded as a reverse acquisition based on factors demonstrating that Torpedo Sports constitutes the accounting acquirer. The shareholders of Torpedo Sports received 80% of the post-acquisition outstanding common stock of eNutrition. In addition, post-acquisition management personnel and board members of the Company now consist of individuals previously holding positions with Torpedo Sports. The purchase price applied to the reverse acquisition was based on the net book value of the underlying assets of eNutrition prior to the transaction. The historical shareholders' equity of Torpedo Sports prior to the exchange has been retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the eNutrition and Torpedo Sports common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Torpedo Sports) have been carried forward after the exchange.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

1.   BUSINESS, ORGANIZATION, AND BASIS OF PRESENTATION (CONTINUED):

     BASIS OF PRESENTATION:

     The accompanying consolidated financial statements present the consolidated financial position of Torpedo Sports and its subsidiary Torpedo as of July 31, 2002, and the results of operations and cash flows of Torpedo Sports and Torpedo for the years ended July 31, 2002 and 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     USE OF ESTIMATES:

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time these estimates are made; however, actual results could differ from those estimates.

     INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead.

     PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost. Depreciation expense is provided by use of accelerated and straight-line methods over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of the useful lives of the assets or the length of the respective leases, whichever period is shorter. The estimated useful lives of property, plant and equipment are as follows:

             Building                                        25 years
             Machinery, furniture and equipment               5 years
             Molds, tools and dies                            5 years
             Leasehold improvements                           5 years
             Vehicles                                         3 years

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     PROPERTY, PLANT AND EQUIPMENT (CONTINUED):

     Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers projected cash flow data and available appraisal information. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from the long-lived assets are less than the amount of unamortized assets. Based on its evaluation, management does not believe any impairment has occurred through July 31, 2002.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is require in interpreting information necessary to develop these estimates. Accordingly, the Company's estimates of fair values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The fair value of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the short maturities of these instruments. The fair value of the Company's long-term debt approximates carrying value due to the short maturities of these instruments or based on market rates currently available to the Company. The fair values of related party receivables and payables are not practicable to estimate due to the related party nature of the underlying transactions.

     REVENUE RECOGNITION:

     Revenue is recognized when products are shipped to customers. Net revenues consist of sales revenue reduced by sales returns and allowances, discounts, rebates and cooperative advertising.

     FOREIGN CURRENCY TRANSLATION:

     The financial statements of the Company's foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     FOREIGN CURRENCY TRANSACTIONS:

     Gains and losses from foreign currency transactions are included in net income (loss).

     ADVERTISING:

     Advertising costs are expensed as incurred and were approximately $165,700 and $166,600 during the years ended July 31, 2002 and 2001.

     STOCK-BASED COMPENSATION:

     Statement of Financial Accounting Standards ("SFAS") NO. 123, ACCOUNTING FOR STOCK- BASED COMPENSATION, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

     COMPREHENSIVE INCOME:

     SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in comprehensive income (loss).

     INCOME TAXES:

     Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and a deferred income tax asset or liability is recognized for temporary differences between the Company's financial statements and tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     INCOME (LOSS) PER SHARE:

     SFAS No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (982,000 shares) were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

     Income (loss) per share is computed based on the average number of common shares outstanding during the year. The historical loss per share of Torpedo Sports prior to the merger has been presented to reflect the new capital structure. Torpedo Sports did not have any convertible equity instruments outstanding during 2001 and through the date of the merger.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Currently the Company does not have any goodwill or intangible assets. As such, the Company believes that the adoption of SFAS No. 142 will not impact the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that SFAS No. 144 will have on its financial position and results of operations.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

3.   RISK CONSIDERATIONS:

     INTERNATIONAL OPERATIONS: The Company's subsidiary operations (Torpedo) are primarily located in Montreal, Canada. Torpedo transactions are primarily conducted in Canadian dollars (the currency into which Torpedo's historical financial statements have been translated). As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations, and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

     CREDIT RISK AND SIGNIFICANT CONCENTRATIONS:

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company sells its products principally to retailers. Accounts receivable credit risk is mitigated through the Company's use of credit reviews that are considered in determining credit policies and the allowance for doubtful accounts. The Company provides allowances for expected sales returns, discounts, rebates and cooperative advertising. At July 31, 2002, the Company has recorded a reserve for doubtful accounts receivable of approximately $27,500. During the year ended July 31, 2002, one customer accounted for approximately 13% of net sales. Two other customers accounted for 10% and 8%, respectively.
     During the year ended July 31, 2001, two customers accounted for 10% and 8% of net sales, respectively. The loss of any one of these customers could have an adverse effect on the Company's financial condition, results of operations and cash flows.

4.   INVENTORIES:

     Inventories consist of the following at July 31, 2002:

                  Raw materials                          $         490,600
                  Work-in-process                                  112,319
                  Finished goods                                   874,007
                                                         -----------------
                                                         $       1,476,926
                                                         =================

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

5.   PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant and equipment is comprised of the following at July 31, 2002:

           Land                                      $           17,527
           Building                                             233,198
           Machinery and equipment                              790,152
           Molds                                                450,672
           Office furniture and equipment                        57,863
           Tools and dies                                        40,963
           Vehicles                                              27,726
           Leasehold improvements                                11,534
                                                     ------------------
                                                              1,629,635
           Less accumulated depreciation                        429,381
                                                     ------------------
                                                     $        1,200,254
                                                     ==================

     Depreciation and amortization expense for the years ended July 31, 2002 and 2001, totalled $188,168 and $184,664, respectively.

6.   LONG-TERM DEBT:

     At July 31, 2002, the Company has the following long-term debt outstanding:

       Torpedo lines of credit [A]                                  $   516,256

       Note payable to bank;  interest at the Canadian prime
       rate (4.5% at July 31, 2002);  principal and interest
       payable   monthly   in   instalments   of   CAD$8,000
       (U.S.$5,080)  through  December  2009,  at which time
       remaining  unpaid  principal  and  interest  is  due;
       collateralized    by    inventories    and   accounts
       receivable;  at July 31,  2002,  the  Company  was in
       arrears on certain principal  payments,  but has paid
       amounts due subsequent to year end                               463,074

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

6.   LONG-TERM DEBT (CONTINUED):

       Notes  payable  banks;  interest  rates  based on the
       Canadian  prime rate (4.5% at July 31, 2002) plus .5%
       to 4%;  principal  and  interest  payable  monthly in
       aggregate  instalments  of  approximately  CAD$21,000
       (U.S.$13,600);  maturity  dates between  October 2002
       and January 2004, at which time  remaining  principal
       and  interest  is due;  loans are  collateralized  by
       inventories,  receivables,  and certain machinery and
       equipment;  at July  31,  2002,  the  Company  was in
       arrears on certain principal  payments,  but has paid
       amounts due subsequent to year end                                90,589
                                                                    -----------
                                                                      1,069,919
         Current portion of long-term debt                              674,711
                                                                    -----------
                                                                    $   395,208
                                                                    ===========

      [A] Torpedo has available a line of credit under which it can borrow up to a maximum of CAD$4,500,000 (U.S.$2,857,500 at July 31, 2002) through
          November 2004. Advances under this line of credit are made upon acceptance by the lender of a transfer of up to 85% of the face value of eligible accounts receivable, as defined. Borrowings under this line of credit are collateralized by accounts receivable, inventories, and certain machinery and equipment, and bear interest at 2% per month. The outstanding balance on this line of credit was $105,728 at July 31, 2002.

          Torpedo also has available an inventory line of credit under which it can borrow up to a maximum of CAD$800,000 (U.S.$508,000 at July 31, 2002) through November 2004. This line of credit is available to Torpedo between the months of June and September. Borrowings under this line of credit are collateralized by inventories, and bear interest at the Canadian prime rate (4.5% at July 31, 2002) plus 7.5%. The outstanding balance on this line of credit was $410,528 at July 31, 2002.

     Long-term debt repayments are due as follows:

               2003                                    $         674,711
               2004                                               69,294
               2005                                               60,960
               2006                                               60,960
               2007                                               60,960
               Thereafter                                        143,034
                                                       -----------------
                                                       $       1,069,919
                                                       =================

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

7.   RELATED PARTY ADVANCES AND NOTE PAYABLE:

     Related party advances and note payable at July 31, 2002, consist of the following:

       Advances payable to VP Sports, Inc. a company
       affiliated through common control; interest at 9%;
       unsecured and due on demand                                  $   682,229

       Advances payable to three companies affiliated
       through common ownership and control by an officer of
       the Company; interest at 9%; unsecured and due on
       demand                                                           548,281

       Note payable to employee of Torpedo; interest at 2%
       per month; unsecured and due on demand                            53,980
                                                                    -----------
                                                                    $ 1,284,490
                                                                    ===========

     In August 2002, the Company's Chief Executive Officer loaned the Company $15,000, at an interest rate of 10%. This amount was repaid in October 2002. In September 2002, the Company received a $40,000 unsecured advance from a party affiliated through common ownership. This advance bears interest at 10% and is due on demand.


     Related party interest expense for the years ended July 31, 2002 and 2001, is $119,392 and $116,611. Interest payable to related parties at July 31, 2002, is $74,202.

8.    OTHER RELATED PARTY TRANSACTIONS:

      ADVANCES RECEIVABLE:

     During the year ended July 31, 2002, the Company advanced $274,496 to VIC Hockey Company Inc., a company affiliated through common control, located in Quebec Canada ("VIC"). Approximately $209,000 of these advances are collateralized by machinery and equipment. These advances are non-interest bearing and due on demand. The Company also advanced $69,500 to VP Sports, Inc., a company affiliated through common ownership, which are non-interest bearing and due on demand at July 31, 2002.

     In September and October 2002, the Company advanced an additional $52,000 to VP Sports, Inc. and its subsidiary, Victoria Precision, Inc. ("Victoria Precision") located in Quebec, Canada.

     INVENTORY PURCHASES:

     During the years ended July 31, 2002 and 2001, the Company purchased approximately $59,500 and $12,100 of inventory materials from Victoria Precision. At July 31, 2002, the Company has an unsecured, non-interest bearing payable to Victoria Precision of $60,157.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

8.   OTHER RELATED PARTY TRANSACTIONS (CONTINUED):

     MANAGEMENT AND CONSULTING AGREEMENTS:

      The Company has entered into a management agreement with VP Sports, Inc. for executive mangement and administrative services. During the years ended July 31, 2002 and 2001, the Company incurred management fees of $191,200 and $197,100. At July 31, 2002, management fees payable are $15,871.

9.  COMMITMENTS AND CONTINGENCIES:

    LEASES:

     The Company leases its Canadian manufacturing and office facilities under a non-cancellable operating lease which expires in January 2007. This lease provides for a five-year renewal. The Company leases its U.S. sales and distribution facility under an operating lease that expires in February 2003 with an option to renew for a two-year period. Torpedo Sports' executive office space is leased through August 2004. Future minimum lease payments are approximately as follows:

           Fiscal year                                          Amount
           -----------                                    -----------------
              2003                                        $         240,600
              2004                                                  189,000
              2005                                                  160,200
              2006                                                  157,100
              2007                                                   78,600
                                                          -----------------
                                                          $         825,500
                                                          =================

     Total rent expense incurred during the years ended July 31, 2002 and 2001, was approximately $282,800 and $322,900, respectively.

     CONSULTING AGREEMENTS:

     In May 2002, the Company entered into a three-month agreement for marketing and promotional services, with options to renew the agreement for up to a one-year term. For the first three months of service, the Company issued 10,000 shares of common stock valued at $1.75 per share (the market price of the common stock on the date of issuance), and $17,500 was recorded as general and administrative expense. Compensation for additional three-month periods is to consist of shares of common stock valued at $15,000. In August 2002, the Company extended the agreement to December 31, 2002, and issued 10,000 shares of common stock.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     CONSULTING AGREEMENTS (CONTINUED):

     In September 2002, the Company entered into a one-year business consulting and financial advisory agreement, which provides for services to be provided in phases. Compensation under the agreement is based in part on the completion of stated objectives. Upon exercise of the agreement, the Company granted a warrant to the consultant to purchase up to 1,000,000 shares of common stock at $1.25 per share, the market price of the Company's common stock on the date of issuance. This warrant is exercisable through September 2004, and was valued at approximately $645,000 utilizing the Black Scholes option pricing model. The agreement also provides for a financing commission to be paid in cash, equal to 10% of the aggregate amount of cash received by the Company in a financing agreement resulting from the direct efforts of the consultant.

     LITIGATION:

     The Company has lawsuits pending incidental to the ordinary course of business, which in the opinion of management, are not expected to have an adverse effect on the financial condition, results of operations or cash flows.

10.   INCOME TAXES:

     At July 31, 2002, the Company's net deferred tax assets consist of the following:

      Current deferred tax assets:
         Net operating loss carry forwards - Canadian        $           73,000
                                                             ------------------
      Long-term deferred tax assets:
         Net operating loss carry forwards - Canadian                   110,500
         Net operating loss carry forwards - U.S.                        54,000
         Valuation allowance                                            (54,000)
                                                             ------------------
                                                                        110,500
                                                             ------------------
      Net deferred tax assets                                $          183,500
                                                             ==================

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

10.  INCOME TAXES (CONTINUED):

     The following table reconciles the difference between the U.S statutory tax rate and the effective tax rate:

                                                   2002              2001
                                              -------------    -------------
      Statutory tax rate                                34%            (34)%
      Effect of Canadian tax rate                      (3)%               3%
      Change in valuation allowance                  (146)%              31%
                                              -------------    -------------
                                                     (115)%               -%
                                              =============    =============

     Deferred tax benefit for the year ended July 31, 2002 is attributable to net losses generated by the Company's Canadian subsidiary. At July 31, 2002, the Company has approximately $918,000 of Canadian and approximately $130,000 of U.S. net operating loss carryforwards (NOL's), which may be used to offset respective future Canadian or US taxable income, if any. Canadian NOL's expire in 2007 and 2008, and U.S. NOL's expire in 2022.

11.  SHAREHOLDERS' EQUITY:

     COMMON STOCK TRANSACTIONS PRIOR TO THE MAY 20, 2002, MERGER:

     In April 2002, the Company issued to the shareholders of VP Sports, Inc. ("VP Sports") warrants to purchase 8,000,000 shares of Torpedo Sports common stock. The shareholders of VP Sports exercised these warrants in exchange for the forgiveness of liabilities due them by VP Sports of $542,929. As a result, the Company issued 5,429,290 shares and has recorded a subscription receivable from VP Sports for $542,929. Also included in subscriptions receivable is $64,056 due from employees and other related parties in exchange for the issuance of 640,562 shares of common stock.

     On May 20, 2002, immediately preceding the merger, the Company purchased 4,478,430 post-reverse-split shares from a stockholder for $50,000, and retired those shares.

     COMMON STOCK TRANSACTIONS SUBSEQUENT TO THE MAY 20, 2002 MERGER:

     In June 2002, the Company issued 35,000 shares of common stock for legal services. The shares were valued at $1.50 per share (the market price of the common stock on the date of issuance), and $52,500 was recorded as general and administrative expense.

     In July 2002, the Company issued 18,000 shares of common stock upon the exercise of stock options. The Company received $4,680 in proceeds from the exercise. In September and October 2002, the Company issued a total of 950,000 shares of common stock upon the exercise of stock options. The Company received total proceeds of $247,000.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

11.  SHAREHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS:

     In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock. In April 2002, the Company granted options to purchase 1,000,000 shares of common stock to officers, directors and employees, exercisable at $0.26 per share, which represented the market price of the Company's common stock at the date of the grant. Options to purchase 900,000 shares are exercisable immediately; options to purchase the remaining 100,000 shares vest over a four-year period.

     Options to purchase 18,000 shares of common stock were exercised in July 2002. Options to purchase 982,000 shares are outstanding at July 31, 2002, and options to purchase 907,000 shares are exercisable at July 31, 2002. The options expire in March 2006. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and net income per share in 2002 would have decreased to the pro forma amounts indicated below:

         Net income, as reported                                  $    280,356
         Net income, pro forma                                    $    102,500
         Net income per share - basic and diluted, as reported    $       0.06
         Net income per share - basic and diluted, pro forma      $       0.02

     The fair value of each option granted during 2002 (.178 per share) was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were utilized: an expected dividend yield of 0; an expected stock price volatility of 139%; a risk-free interest rate of 3.2%; and an expected option life of two years.

12.  FOREIGN AND DOMESTIC OPERATIONS:

     Long-lived assets of $1,200,254 as of July 31, 2002, are located in Canada. Operating results for the years ended July 31, 2002 and 2001, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                                               2002                 2001
                                        -----------------     -----------------
           Revenues (a):
                United States           $       6,186,978     $       4,352,432
                Canada                          2,022,422             2,054,873
                                        -----------------     -----------------
                                        $       8,209,400     $       6,407,305
                                        =================     =================

           (a) Revenues are attributed to countries based on location of customer.