Form 10QSB
period 2002-10-31
TORPEDO SPORTS USA INC
filed 2002-12-23
CIK 1126411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________

                          Commission File No. 333-48746

                            TORPEDO SPORTS USA, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Nevada                                                                87-0567853
-------------------------------                              -------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

                          2401 PGA Boulevard, Suite 190
                        Palm Beach Gardens, Florida 33410
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (561) 624-0885
                -------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at December 20, 2002: 10,172,199

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                                      INDEX
                                                                            PAGE

PART I      FINANCIAL INFORMATION

  Item 1.   Condensed consolidated financial information:

      Independent accountants' report                                         1

      Condensed consolidated balance sheet - October 31, 2002                 2

      Condensed consolidated statements of operations -
        three months ended October 31, 2002 and 2001                          3

      Condensed consolidated statements of comprehensive income  -
        three months ended October 31, 2002 and 2001                          4

      Condensed consolidated statement of shareholders' equity -
        three months ended October 31, 2002                                   5

      Condensed consolidated statements of cash flows -
        three months ended October 31, 2002 and 2001                          6

      Notes to condensed consolidated financial statements                    7

  Item 2.   Management's discussion and analysis                             14

  Item 3.   Disclosure controls and procedures                               16

PART II     OTHER INFORMATION

  Item 1.   Legal proceedings                                                18

  Item 2.   Changes in securities                                            18

  Item 3.   Defaults upon Senior Securities                                  18

  Item 4.   Submission of matters to a vote of security holders              18

  Item 5.   Other information                                                18

  Item 6.   Exhibits and reports on Form 8-K                                 18

  Signatures                                                                 18

  Certifications                                                             19

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Torpedo Sports USA, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Torpedo Sports USA, Inc. and subsidiary as of October 31, 2002, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended October 31, 2002 and 2001, and the condensed consolidated statement of changes in shareholders' equity for the three months ended October 31, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.





HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
December 20, 2002

                 TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEET
                            OCTOBER 31, 2002
                               (UNAUDITED)

                                     ASSETS
Current assets:
  Cash                                                              $    57,463
  Accounts receivable, net                                            2,836,357
  Inventories                                                         1,653,267
  Prepaid expenses                                                      196,676
  Deferred tax asset                                                     17,884
                                                                    -----------
      Total current assets                                            4,761,647
                                                                    -----------
Property, plant and equipment, net                                    1,307,156
Related party receivables                                               376,747
                                                                    -----------
                                                                      1,683,903
                                                                    -----------
                                                                    $ 6,445,550
                                                                    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                 $ 2,277,482
  Current portion of obligation under capital lease                      20,965
  Accounts payable and accrued expenses                               1,801,477
  Related party payables and accruals                                   188,817
  Related party advances and note payable                             1,310,725
                                                                    -----------
      Total current liabilities                                       5,599,466
                                                                    -----------
  Long-term debt, net of current portion                                378,591
  Obligation under capital lease, net of current portion                 82,004
                                                                    -----------
      Total long-term liabilities                                       460,595
                                                                    -----------
      Total liabilities                                               6,060,061
                                                                    -----------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $.001 per share, 5,000,000 shares authorized; none issued and outstanding
  Common stock, par value $.001 per share, 50,000,000 shares
    authorized; 10,172,999 shares issued and outstanding                 10,173
  Additional paid-in capital                                          1,424,117
  Stock subscriptions receivable                                       (606,985)
  Accumulated other comprehensive income                                 14,507
  Accumulated deficit                                                  (456,323)
                                                                    -----------
      Total shareholders' equity                                        385,489
                                                                    -----------
                                                                    $ 6,445,550
                                                                    ===========

           See notes to condensed consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                      2002              2001
                                                 ------------      ------------
Net sales                                        $  3,189,306      $  4,608,491
Cost of sales                                       1,913,208         3,045,513
                                                 ------------      ------------

Gross profit                                        1,276,098         1,562,978
                                                 ------------      ------------

Selling expense                                       345,463           559,567
General and administrative expense:
  Stock-based compensation                            154,000
  Other                                               297,315           156,811
Related party management fees                          57,202            48,158
                                                 ------------      ------------
                                                      853,980           764,536
                                                 ------------      ------------
Income from operations                                422,118           798,442
                                                 ------------      ------------
Other income (expense):
   Interest expense:
     Related parties                                  (24,945)          (27,683)
     Other                                           (102,390)         (143,954)
   Foreign currency transaction gains                   9,730           100,750
                                                 ------------      ------------

                                                     (117,605)          (70,887)
                                                 ------------      ------------
Income before income taxes                            304,513           727,555
Income tax expense                                    165,886
                                                 ------------      ------------
Net income                                       $    138,627      $    727,555
                                                 ============      ============

Basic and diluted net income per share           $       0.01      $       0.36
                                                 ============      ============

Weighted average number of common
  shares outstanding:
    Basic                                          10,119,738         1,999,999
                                                 ============      ============
    Diluted                                        10,504,956         1,999,999
                                                 ============      ============

           See notes to condensed consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                     2002              2001
                                                 -----------       -----------

Net income                                       $   138,627       $   727,555

Changes in foreign currency translation
  adjustments                                          2,651             4,196
                                                 -----------       -----------

Comprehensive income                             $   141,278       $   731,751
                                                 ===========       ===========


           See notes to condensed consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED OCTOBER 31, 2002
                                   (UNAUDITED)

                                                                                       Accumulated
                                          Common stock       Additional     Stock         other
                                   -----------------------    paid-in   subscriptions  comprehensive Accumulated
                                     Shares       Amount      capital     receivable      income       deficit       Total
                                   ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balances, August 1, 2002           10,062,999   $   10,063   $1,245,527   $ (606,985)   $   11,856   $ (594,950)   $   65,511

Common stock issued upon
  exercise of stock options            95,000           95       24,605                                                24,700

Common stock issued for services       15,000           15       16,485                                                16,500

Change in cumulative currency
  translation adjustment                                                                     2,651                      2,651

Amortization of deferred
   compensation cost, in
   connection with warrants
   issued for services
   (valued at $550,000)                                         137,500                                               137,500

Net income                                                                                              138,627       138,627

                                   ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balances, October 31, 2002         10,172,999   $   10,173   $1,424,117   $ (606,985)   $   14,507   $ (456,323)   $  385,489
                                   ==========   ==========   ==========   ==========    ==========   ==========    ==========

           See notes to condensed consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                2002           2001
                                                            -----------    -----------
Cash flows provided by operating activities:
Net income                                                  $   138,627    $   727,555
                                                            -----------    -----------
Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                                 55,641         45,684
   Provision for doubtful receivables                            47,550         22,900
   Stock-based compensation                                     154,000
   Deferred income taxes                                        165,886
   Changes in assets and liabilities:
     Increase in accounts receivable                         (2,635,796)    (3,551,985)
     Decrease (increase) in inventories                        (166,915)       183,512
     Decrease (increase) in prepaid expenses                     15,470        (92,749)
     Increase in acounts payable and accrued liabilities        705,395      1,123,865
                                                            -----------    -----------
Total adjustments                                            (1,658,769)    (2,268,773)
                                                            -----------    -----------
Net cash used in operating activities                        (1,520,142)    (1,541,218)
                                                            -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                          (48,474)       (72,047)
                                                            -----------    -----------
Net cash used in investing activities                           (48,474)       (72,047)
                                                            -----------    -----------

Cash flows from financing activities:
  Increase in bank indebtedness                               1,659,044      1,820,367
  Repayment of loan receivable, related party                    21,300
  Advances to related parties                                   (67,000)       (64,211)
  Increase in related party payables and accruals                41,485
  Repayment of long-term debt and capital lease obligation      (90,980)       (20,112)
  Proceeds from notes payable, related parties                   55,000
  Proceeds from exercise of options                              24,700
                                                            -----------    -----------
Net cash provided by financing activities                     1,643,549      1,736,044
                                                            -----------    -----------

Effect of foreign exchange rate changes on cash                 (26,642)       (17,432)
                                                            -----------    -----------

Increase in cash                                                 48,291        105,347
Cash, beginning of period                                         9,172        137,108
                                                            -----------    -----------
Cash, end of period                                         $    57,463    $   242,455
                                                            ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   126,675    $   171,637
                                                            ===========    ===========
Supplemental disclosure of non-cash investing
  and financing activities:

   Capital lease obligation incurred for new
      machinery and equipment                               $   105,887
                                                            ===========

           See notes to condensed consolidated financial statements.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(UNAUDITED)
------------------------------------------------------------------------------

1.   BUSINESS, ORGANIZATION AND INTERIM FINANCIAL STATEMENTS:

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

     At a special shareholders' meeting held on May 17, 2002, the shareholders of eNutrition approved the sale of all of eNutrition's assets, and the assumption of all liabilities, to HI-Nutrition, Inc. ("HI-Q") in exchange for $10,000 and forgiveness of uncollected royalties owed to HI-Q. The shareholders also approved a one share for 1.8870314 share reverse stock split and the purchase and retirement of 4,478,430 post-reverse-split shares. These transactions occurred on May 20, 2002.

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

     The Torpedo Sports transaction has been recorded as a reverse acquisition based on factors demonstrating that Torpedo Sports constitutes the accounting acquirer. The shareholders of Torpedo Sports received 80% of the post-acquisition outstanding common stock of eNutrition. In addition, post-acquisition management personnel and board members of the Company now consist of individuals previously holding positions with Torpedo Sports. The purchase price applied to the reverse acquisition was based on the net book value of the underlying assets of eNutrition prior to the transaction. The historical shareholders' equity of Torpedo Sports prior to the exchange has been retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the eNutrition and Torpedo Sports common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Torpedo Sports) has been carried forward after the exchange.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(UNAUDITED)
------------------------------------------------------------------------------

1.   BUSINESS, ORGANIZATION, AND INTERIM FINANCIAL STATEMENTS (CONTINUED):

     INTERIM FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included in this quarterly report have been prepared on a basis consistent with the annual financial statements of Torpedo Sports and its subsidiary Torpedo. In the opinion of management of the Company, all normal recurring adjustments necessary for a fair presentation of the Company's unaudited consolidated balance sheet as of October 31, 2002, and the results of operations and cash flows for the three months ended October 31, 2002 and 2001, have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of our business. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended July 31, 2002.

     FOREIGN CURRENCY TRANSLATION:

     The financial statements of the Company's foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income, included as a separate item in shareholders' equity.

     EARNINGS PER SHARE:

     Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share
     (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (887,000 shares at October 31, 2002) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Earnings per share is computed based on the average number of common shares outstanding during the period. The historical earnings per share of Torpedo Sports prior to the merger has been presented to reflect the new capital structure. Torpedo Sports did not have any convertible equity instruments outstanding during 2001 and through the date of the merger.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(UNAUDITED)
------------------------------------------------------------------------------

2.   RISK CONSIDERATIONS:

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

     CREDIT RISK AND SIGNIFICANT CONCENTRATIONS:

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company sells its products principally to retailers. Accounts receivable credit risk is mitigated through the Company's use of credit reviews that are considered in determining credit policies and the allowance for doubtful accounts. The Company provides allowances for expected sales returns, discounts, rebates and cooperative advertising. At October 31, 2002, the Company has recorded a reserve for doubtful accounts receivable of approximately $45,000. During the three months ended October 31, 2002, one customer accounted for approximately 21% of net sales. During the three months ended October 31, 2001, the same customer accounted for approximately 16% of net sales. The loss of this customer could have an adverse effect on the Company's financial condition, results of operations and cash flows.

3.   INVENTORIES:

     Inventories consist of the following at October 31, 2002:

                  Raw materials                           $       631,229
                  Work-in-process                                  79,838
                  Finished goods                                  942,200
                                                          ---------------
                                                          $     1,653,267
                                                          ===============

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(UNAUDITED)
------------------------------------------------------------------------------

4.   PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant and equipment is comprised of the following at October 31, 2002:

           Land                                           $        17,629
           Building                                               235,863
           Machinery and equipment                                836,841
           Molds                                                  549,553
           Office furniture and equipment                          58,200
           Tools and dies                                          42,534
           Vehicles                                                41,349
           Leasehold improvements                                  10,192
                                                          ---------------
                                                                1,792,161
           Less accumulated depreciation                          485,005
                                                          ---------------
                                                          $     1,307,156
                                                          ===============
5.   RELATED PARTY TRANSACTIONS:

     ADVANCES RECEIVABLE:

     At October 31, 2002, the Company has advances receivable of $276,547 from VIC Hockey Company Inc., a company affiliated through common control, located in Quebec Canada ("VIC"). Approximately $211,000 of these advances are collateralized by machinery and equipment. These advances are non-interest bearing and are due on demand.

     At July 31, 2002, the Company had unsecured advances receivable of $69,500 from VP Sports, Inc. ("VP Sports"), a company affiliated through common ownership. During the three months ended October 31, 2002, the Company advanced an additional $52,000 to VP Sports and its subsidiary, Victoria Precision Inc. ("Victoria Precision"), located in Quebec Canada, and $21,300 was received from VP Sports. Advances receivable from VP Sports and Victoria Precision at October 31, 2002 of $100,200 are non-interest bearing and due on demand.

     INVENTORY PURCHASES:

     During the three months ended October 31, 2002 and 2001, the Company purchased approximately $42,387 and $21,711 of inventory raw materials from Victoria Precision. At October 31, 2002, the Company has a related party payable to Victoria Precision of $103,102.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(UNAUDITED)
------------------------------------------------------------------------------

     RELATED PARTY ADVANCES AND NOTE PAYABLE:

     Related party advances and note payable at October 31, 2002, consist of the following:

       Advances payable to VP Sports, Inc.; interest at 9%;
       unsecured and due on demand                                    $ 673,308

       Advances payable to three companies affiliated
       through common ownership and control by an officer of
       the Company; interest at 9% to 10%; unsecured and due
       on demand [A]                                                    583,127

       Note payable to employee of Torpedo; interest at 2%
       per month; unsecured and due on demand                            54,290
                                                                   ------------
                                                                   $  1,310,725
                                                                   ============

     [A] In September 2002, the Company received a $40,000 unsecured advance from a party affiliated through common ownership. This advance bears interest at 10% and is due on demand.


     In August 2002, the Company's Chief Executive Officer loaned the Company $15,000, at an interest rate of 10%. This amount was repaid in October 2002.


     Interest payable to related parties at October 31, 2002, is $49,948.

     MANAGEMENT AGREEMENT:

     The Company has entered into a management agreement with VP Sports for executive management and administrative services. At October 31, 2002, management fees payable are $35,767.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(UNAUDITED)
------------------------------------------------------------------------------

6.   COMMITMENTS AND CONTINGENCIES:

     CONSULTING AGREEMENTS:

     In May 2002, the Company entered into a three-month agreement for marketing and promotional services, with options to renew the agreement for up to one year. In August 2002, the Company extended the agreement to December 31, 2002, and issued 10,000 shares of common stock valued at $1.10 per share (the market price of the common stock on the date of issuance). The Company recorded $11,000 as general and administrative expense.

     In September 2002, the Company entered into a one-year business consulting and financial advisory agreement, which provides for services to be provided in phases. Compensation under the agreement is based in part on the completion of stated objectives. Upon exercise of the agreement, the Company granted a warrant to the consultant to purchase up to 1,000,000 shares of common stock at $1.25 per share, the market price of the Company's common stock on the date of issuance. This warrant is exercisable through September 2004, and was valued at approximately $550,000 utilizing the Black-Scholes option-pricing model. The agreement also provides for a financing commission to be paid in cash, equal to 10% of the aggregate amount of cash received by the Company in a financing agreement resulting from the direct efforts of the consultant. The Company is amortizing the deferred compensation cost of $550,000 over the one-year term of the agreement as stated objectives are completed. Based on the services performed during the quarter ended October 31, 2002, the Company has expensed $137,500 which has been recorded as general and administrative expense.

     CAPITAL LEASE:

     During the three months ended October 31, 2002, Torpedo Sports entered into a four-year capital lease agreement to lease molds, machinery and equipment with a present value of $105,887, based on an incremental interest rate of 9.25%. Monthly lease payments of approximately CAD$3,900 (U.S. $2,480 at October 31, 2002) are due through August 2006.

     LITIGATION:

     The Company has lawsuits pending incidental to the ordinary course of business, which in the opinion of management, are not expected to have an adverse effect on the Company's financial condition, results of operations or cash flows.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(UNAUDITED)
------------------------------------------------------------------------------

7.   LINES OF CREDIT:

     Torpedo has available a line of credit under which it can borrow up to a maximum of CAD $4,500,000 (U.S.$2,860,000 at October 31, 2002) through
     November 2004. Advances under this line of credit are made at up to 85% of the face value of eligible accounts receivable as defined, and as accepted by the lender. Borrowings under this line of credit are collateralized by accounts receivable, inventories and certain machinery and equipment, and bear interest at 2% per month. The outstanding balance on this line of credit was $2,004,774 at October 31, 2002, included in the current portion of long-term debt.

     Torpedo also has available an inventory line of credit under which it can borrow up to a maximum of CAD$800,000 (U.S.$508,000 at October 31, 2002) through November 2004. This line of credit is available to Torpedo between the months of June and September, or later if extended. Borrowings under this line of credit are collateralized by inventories, and bear interest at the Canadian prime rate (2.81% at October 31, 2002) plus 7.5%. The outstanding balance on this line of credit was $181,679 at October 31, 2002, included in the current portion of long-term debt.

8.   INCOME TAXES:

     During the three months ended October 31, 2002, the Company recognized deferred income tax expense of $165,886, which is attributable to Canadian operations, and which represents the decrease in the Company's deferred tax assets during the period. There was no provision for income taxes recorded for the three months ended October 31, 2001, as the Company had net operating loss carrying forwards available to offset Canadian taxable income during the period.


9.   SHAREHOLDERS' EQUITY:

     In September 2002, the Company issued 5,000 shares of common stock for legal services. The shares were valued at $1.10 per share (the market price of the common stock on the date of issuance), and $5,500 was recorded as general and administrative expense.

     In September 2002, the Company also issued 95,000 shares of common stock upon the exercise of stock options, and received total proceeds of $24,700.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(UNAUDITED)
------------------------------------------------------------------------------


10.  FOREIGN AND DOMESTIC OPERATIONS:

     All of the Company's long-lived assets of $1,307,156 as of October 31, 2002, are located in Canada. Operating results for the three months ended October 31, 2002 and 2001, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                                                  Three months ended October 31,
                                                  ------------------------------
                                                       2002             2001
                                                  ------------     ------------
       Revenues (a):
            United States                         $  2,192,793     $  3,482,115
            Canada                                     996,513        1,126,376
                                                  -------------    ------------

                                                  $  3,189,306     $  4,608,491
                                                  ============     =============

       (a)   Revenues are attributed to countries based on location of customer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2002 and 2001. The financial results presented for the three months ended October 31, 2002, are those of Torpedo Sports Inc. on a consolidated basis with those of Torpedo Sports USA, Inc. The financial results presented for the three months ended October 31, 2001 are those of Torpedo Sports Inc.

(a)   Liquidity and Capital Resources

The Company's primary capital requirements are for the purchase of raw materials and the costs associated with manufacturing and administrative functions. For the three month ended October 31, 2002, our liquidity and capital resources have been met by cash generated from sales and from borrowings under a credit facility which has a maximum limit of CAD$4,500,000 (approximately U.S.$2,860,000 based on the October 31, 2002, exchange rate). Advances under this line of credit are made at up to 85% of the face value of eligible accounts receivable as defined, and as accepted by the lender. Additionally, the Company has a seasonal inventory line which has a maximum limit of CAD$800,000 (approximately U.S.$508,000 based on the October 31, 2002, exchange rate) between the months of June and September, or later if extended. The balance owed on purchased accounts receivable bears interest at 2% per month and amounts borrowed on inventory bear interest at the Canadian prime rate plus 7.5%. As of October 31, 2002 there was CAD$284,452 (approximately U.S.$181,679) outstanding on the inventory line and CAD$3,138,834 (approximately U.S.$2,004,774) outstanding on the purchased accounts receivable.

Cash used in operating activities in the three months ended October 31, 2002 was primarily the result of significant increases in accounts receivable, adjusted for depreciation and amortization, stock based compensation expense and deferred income taxes as well as increases in accounts payable .

Cash provided by financing activities in the three months ended October 31, 2002, represents increases in borrowings on the Company's credit facility, proceeds from the exercise of options and the proceeds from loans, related parties and other, offset by repayments of long term debt and advances to related parties.

For the fiscal year ending July 31, 2003, we anticipate that our liquidity and capital resource needs will be satisfied by cash flows generated from our operating activities, as well as from the credit facility arrangement described above. Other sources available to us that we may utilize include the sale of equity securities through private placements of common or preferred stock, as well as the exercise of stock options or warrants, all of which may cause dilution to our stockholders.

Seasonality:

Historically, approximately 95% of Torpedo's sales occur in its first two fiscal quarters, ending October 31 and January 31, respectively. This seasonality requires the Company to obtain raw material and begin production in May and June of each year in order to build to the appropriate inventory levels required to fill customer booking orders, which get shipped and invoiced in August through November. Repeat and fill in business occurs October through January.

Due to the seasonality of the products sold, the Company offers extended payment terms to its U.S. customers. Booked orders which are shipped from August through October are normally due the following December 10th or January 10th.

To alleviate the reliance on winter goods products the Company has introduced a wide range of spring and summer products including trikes, bikes, wagons and summer inflatables. The Company has received some initial orders for product delivery February through April 2003.

License Agreements:

On December 23, 2002, the Company announced the signing of a five year licensing agreement, for an exclusive license to the Flexible Flyer and Mongoose brand names, and a non-exclusive license to the Schwinn brand name, to market all "snow products" including metal runner sleds, toboggans and snowboards.

Flexible Flyer, established in 1889, is one of the oldest and most recognizable brand names in winter snow products, while the Schwinn and Mongoose brands enjoy wide distribution in various other sporting goods categories. The Company feels the signing of this license will strengthen our existing product line and will help the Company in its plans to penetrate mass merchant and big box sporting goods retailers.

(b) Results of Operations

Results of Operations for the Three Months Ended October 31, 2002 vs. October 31, 2001

SALES

Consolidated revenues for the three months ended October 31, 2002, were $3,189,306 compared to $4,608,491 for the three months ended October 31, 2001, representing a decrease of $1,419,185 or 31%. As the table below illustrates, sales in the U.S. decreased by $1,289,322, while Canadian sales decreased slightly by $129,863.

                                           2002            2001
                                       -----------     -----------
US Sales:           Plastic goods      $ 1,042,018     $ 1,728,867
                    Wood products          682,064       1,205,128
                    Imported goods         579,257         641,577
                    Discounts             (110,546)        (93,457)
                                       -----------     -----------
                                         2,192,793       3,482,115
                                       -----------     -----------
Canadian Sales:     Plastic products       623,242         597,158
                    Wood products          489,636         561,689
                    Other                   62,097          63,505
                    Discounts             (178,462)        (95,976)
                                       -----------     -----------
                                           996,513       1,126,376
                                       -----------     -----------
Total sales                            $ 3,189,306     $ 4,608,491
                                       ===========     ===========

The overall sales decrease in the U.S. was primarily due to retailers being substantially in stock at the beginning of the 2002/2003 winter selling season, which resulted in our customers buying fewer products in the fall of 2002. Revenues in the winter products category may in fact decrease for the year ending July 31, 2003, compared to July 31, 2002. In future periods the Company plans to reduce its dependence on winter goods products with the introduction of its new spring/summer product lines in the third quarter of fiscal year 2003.

COST OF SALES

For the three months ended October 31, 2002, cost of sales decreased to $1,913,208 from $3,045,513 for the three months ended October 31, 2001. As a percentage of sales, cost of sales decreased to 60% from 66% for the current period compared to the prior period. The primary reason for the decrease as a percent of sales resulted from the Company being able to reduce its material costs from 50% of sales to 40% of sales. Factory overhead expenses increased to $309,576 for the three months ended October 31, 2002 compared to $295,426 for the three months ended October 31, 2001. As a percent of sales, factory overhead increased to 9.6% from 6.4%. The Company believes its raw material costs as a percentage of sales will be consistent with the current period in the near term. Additionally, we believe we will be able to maintain the factory overhead expenses comparable to the current expenses. However, if we do not attain the same level of sales in the future, factory overhead as a percentage of sales may increase.

OPERATING EXPENSES

Operating expenses for the three months ended October 31, 2002, increased to $853,980 compared to $764,536 for the three months ended October 31, 2001. Included in the current quarter amounts are expenses incurred of $82,810 related to Torpedo Sports USA, Inc. Other significant increases were in insurance and bad debts of $47,550 and $22,900, respectively. This increase was offset by other operating expense decreases in commissions of $139,400, delivery expenses of $37,898 and advertising of $44,592. Commission expense decreased as a direct result of the decrease in U.S. sales. The Company pays its independent sales representatives a commission on all sales they generate. Product liability insurance expense increased as a result of an increase in the rate. The Company also recorded stock based compensation of $137,500 for services performed. There remains $412,500 of deferred compensation that will be expensed as additional services are performed. The Company anticipates that such services will be performed by July 31, 2003.

Interest expense decreased as the Company is being financed through a credit facility that bears interest at the effective rate of 2% per month on transferred accounts receivable. Since sales decreased for the three months ended October 31, 2002, compared to the year ago period, the Company financed fewer accounts receivable.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

Part II.   Other Information

Item 1.    Legal proceedings
           Reference is made to Note 6 of the Notes to condensed consolidated financial statements (unaudited) included in Part I of this report

Item 2.    Changes in securities
           Not applicable

Item 3.    Defaults upon Senior Securities
           Not applicable

Item 4.    Submission of matters to a vote of security holders
           Not applicable

Item 5.    Other information
           Not applicable

Item 6.    Exhibits and reports on Form 8-K
           a)   Exhibits
                Exhibit 99.1 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           b)   Reports or Form 8-K
                Not applicable


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Torpedo Sports USA, Inc.
                                      (Registrant)

Date:       December 20, 2002         By: /s/  Henry Fong
                                          ------------------------------------
                                          Henry Fong
                                          Chief Executive Officer

                                          /s/ Barry S. Hollander
                                          ------------------------------------
                                          Barry S. Hollander
                                          Chief Financial Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Henry Fong, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Torpedo Sports USA, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and
         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002

                                     /s/  Henry Fong
                                     -----------------------
                                     Henry Fong
                                     Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Barry S. Hollander, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Torpedo Sports USA, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and
         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002

                                     /s/  Barry S. Hollander
                                     -----------------------
                                     Barry S. Hollander
                                     Chief Financial Officer