Form 10QSB
period 2003-01-31
TORPEDO SPORTS USA INC
filed 2003-03-24
CIK 1126411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________

                          Commission File No. 333-48746

                            TORPEDO SPORTS USA, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


Nevada                                                                87-0567853
-------------------------------                              -------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

                          2401 PGA Boulevard, Suite 190
                        Palm Beach Gardens, Florida 33410
                        ---------------------------------
               (Address of principal executive offices) (Zip code)

                                 (561) 624-0885
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of common stock outstanding at March 21, 2003:  10,172,999

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial information:

         Independent accountants' report                                       1

         Condensed consolidated balance sheet - January 31, 2003               2

         Condensed consolidated statements of operations -
         Three and six months ended January 31, 2003 and 2002                  3

         Condensed consolidated statements of comprehensive income (loss)  -
         Three and six months ended January 31, 2003 and 2002                  4

         Condensed consolidated statement of shareholders' equity -
         Six months ended January 31, 2003                                     5

         Condensed consolidated statements of cash flows -
         Six months ended January 31, 2003 and 2002                            6

         Notes to condensed consolidated financial statements                  7

Item 2.    Management's discussion and analysis                               15

Item 3.    Disclosure controls and procedures                                 18

PART II.OTHER INFORMATION

Item 1.    Legal proceedings                                                  20

Item 2.    Changes in securities                                              20

Item 3.    Defaults upon senior securities                                    20
Item 4.    Submission of matters to a vote of security holders                20

Item 5.    Other information                                                  20
Item 6.    Exhibits and reports on Form 8-K                                   20

Signatures                                                                    21
Certifications                                                                23

                                INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Torpedo Sports USA, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Torpedo Sports USA, Inc. and subsidiary as of January 31, 2003, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended January 31, 2003 and 2002, the condensed consolidated statement of changes in shareholders' equity for the six months ended January 31, 2003, and the condensed consolidated statements of cash flows for the six-month periods ended January 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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




HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
March 21, 2003

                 TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             JANUARY 31, 2003
                               (UNAUDITED)

                                     ASSETS

Current assets:
  Cash                                                              $    22,127
  Accounts receivable, net                                            1,013,069
  Inventories                                                           584,236
  Prepaid expenses                                                      365,828
                                                                    -----------
      Total current assets                                            1,985,260
                                                                    -----------

Property, plant and equipment, net                                    1,320,964
Related party receivables                                               362,770
Deferred tax asset                                                      154,463
                                                                    -----------
                                                                      1,838,197
                                                                    -----------
                                                                    $ 3,823,457
                                                                    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                 $   907,042
  Current portion of obligation under capital lease                      21,993
  Accounts payable and accrued expenses                               1,087,506
  Related party payables and accruals                                    78,165
  Related party advances payable                                      1,261,748
                                                                    -----------
      Total current liabilities                                       3,356,454
                                                                    -----------

  Long-tem debt, net of current portion                                 368,565
  Obligation under capital lease, net of current portion                 78,342
                                                                    -----------
    Total long-term liabilities                                         446,907
                                                                    -----------
      Total liabilities                                               3,803,361
                                                                    -----------

Commitments and contingencies

Shareholders' equity
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized; none issued and outstanding                               --
  Common stock, par value $.001 per share, 50,000,000 shares
    authorized; 10,172,999 shares issued and outstanding                 10,173
  Additional paid-in capital                                          1,561,617
  Stock subscriptions receivable                                       (606,985)
  Accumulated other comprehensive income                                 13,936
  Accumulated deficit                                                  (958,645)
                                                                    -----------
      Total shareholders' equity                                         20,096
                                                                    -----------
                                                                    $ 3,823,457
                                                                    ===========
            See notes to condensed consolidated financial statements

            TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED)

                                                  Six            Six           Three          Three
                                                 Months         Months         Months         Months
                                                 Ended          Ended          Ended          Ended
                                              January 31,    January 31,    January 31,    January 31,
                                                  2003           2002           2003           2002
                                              -----------    -----------    -----------    -----------
Net sales                                     $ 5,599,935    $ 7,990,686    $ 2,410,629    $ 3,382,195
Cost of sales                                   3,933,098      5,275,109      2,019,890      2,229,596
                                              -----------    -----------    -----------    -----------
Gross profit                                    1,666,837      2,715,577        390,739      1,152,599
                                              -----------    -----------    -----------    -----------

Selling expense                                   708,162        998,679        362,699        439,112
General and administrative expense:
 Stock based compensation                         291,500           --          137,500           --
 Other                                            568,831        326,010        271,516        169,199
Related party management fees                     115,007         95,309         57,805         47,151
                                              -----------    -----------    -----------    -----------
                                                1,683,500      1,419,998        829,520        655,462
                                              -----------    -----------    -----------    -----------
Income (loss) from operations                     (16,663)     1,295,579       (438,781)       497,137
                                              -----------    -----------    -----------    -----------
Other income (expense):
 Interest expense:
   Related parties                                (60,024)       (65,826)       (35,079)       (38,143)
   Other                                         (277,823)      (312,619)      (175,433)      (168,666)
 Foreign currency transaction gains (losses)       24,677         41,636         14,947        (59,114)
                                              -----------    -----------    -----------    -----------
                                                 (313,170)      (336,809)      (195,565)      (265,923)
                                              -----------    -----------    -----------    -----------

Income (loss) before income taxes                (329,833)       958,770       (634,346)       231,214
Income tax expense (benefit)                       33,862           --         (132,024)          --
                                              -----------    -----------    -----------    -----------
Net income (loss)                             $  (363,695)   $   958,770    $  (502,322)   $   231,214
                                              ===========    ===========    ===========    ===========

Basic and diluted net income (loss)
     per share                                $     (0.04)   $      0.48    $     (0.05)   $      0.12
                                              ===========    ===========    ===========    ===========
Weighted average number of common
  shares outstanding:
    Basic                                      10,146,369      1,999,999     10,172,999      1,999,999
                                              ===========    ===========    ===========    ===========
    Diluted                                    10,146,369      1,999,999     10,172,999      1,999,999
                                              ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                  Six            Six           Three          Three
                                                 Months         Months         Months         Months
                                                 Ended          Ended          Ended          Ended
                                              January 31,    January 31,    January 31,    January 31,
                                                  2003           2002           2003           2002
                                              -----------    -----------    -----------    -----------
Net income (loss)                             $  (363,695)   $   958,770    $  (502,322)   $   231,214

Changes in foreign currency translation
  adjustments                                       2,080        (13,556)          (571)        (9,358)
                                              -----------    -----------    -----------    -----------

Comprehensive income (loss)                   $  (361,615)   $   945,214    $  (502,893)   $   221,856
                                              ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED JANUARY 31, 2003
                                   (UNAUDITED)


                                                                                           Accumulated
                                       Common stock              Additional     Stock         other
                                     -----------------------      paid-in   subscriptions comprehensive  Accumulated
                                        Shares       Amount       capital     receivable      income      deficit       Total
                                     -----------   ----------   -----------   ----------    ----------   ----------   ----------

Balances, August 1, 2002              10,062,999   $   10,063   $ 1,245,527   $ (606,985)   $   11,856   $ (594,950)    $ 65,511

Common stock issued upon
  exercise of stock options               95,000           95        24,605                                               24,700

Common stock issued for services          15,000           15        16,485                                               16,500

Change in cumulative currency
  translation adjustment                                                                         2,080                     2,080

Amortization of deferred
  compensation cost in connection
  with warrants issued for services
  (valued at $550,000)                                              275,000                                              275,000

Net loss                                                                                                   (363,695)    (363,695)

                                     -----------   ----------   -----------   ----------    ----------   ----------   ----------
Balances, January 31, 2003            10,172,999   $   10,173   $ 1,561,617   $ (606,985)   $   13,936   $ (958,645)  $   20,096
                                     ===========   ==========   ===========   ==========    ==========   ==========   ==========

            See notes to condensed consolidated financial statements

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six            Six
                                                           Months Ended   Months Ended
                                                            January 31,    January 31,
                                                                2003           2002
                                                            -----------    -----------
Cash flows provided by operating activities:
Net income (loss)                                           $  (363,695)   $   958,770
                                                            -----------    -----------
Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating activities:
    Depreciation and amortization                               113,103         91,148
    Provision for doubtful receivables                           56,172         83,235
    Stock based compensation                                    291,500
    Deferred income taxes                                        33,862
    Changes in assets and liabilities:
      Increase in accounts receivable                          (809,651)    (1,253,978)
      Decrease in inventories                                   915,729        961,247
      Increase in prepaid expenses                             (144,827)      (212,124)
      Increase (decrease) in acounts payable and
        accrued expenses                                        (30,016)        53,405
      Decrease in related party payables and accruals           (75,239)       (87,860)
                                                            -----------    -----------
Total adjustments                                               350,633       (364,927)
                                                            -----------    -----------
Net cash (used in) provided by operating activities             (13,062)       593,843
                                                            -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                          (87,811)      (171,775)
                                                            -----------    -----------
Net cash used in investing activities                           (87,811)      (171,775)
                                                            -----------    -----------

Cash flows from financing activities:
  Increase in bank indebtedness                                 282,633         50,868
  Repayment of long-term debt and capital lease
    obligation                                                 (123,115)      (104,711)
  Proceeds from notes payable, related parties                   55,000
  Repayment of note payable, related party                      (54,309)      (190,617)
  Proceeds from exercise of options                              24,700
  Advances to related parties                                   (65,000)      (200,593)
  Repayment of related party advances                            35,830
                                                            -----------    -----------
Net cash provided by (used in) financing activities             155,759       (445,053)
                                                            -----------    -----------

Effect of foreign exchange rate changes on cash                 (41,931)        45,582
                                                            -----------    -----------
Increase in cash                                                 12,955         22,597
Cash, beginning of period                                         9,172        136,546
                                                            -----------    -----------

Cash, end of period                                         $    22,127    $   159,143
                                                            ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   329,435    $   358,762
                                                            ===========    ===========

Supplemental disclosure of non-cash investing
  and financing activities:
     Capital lease obligation incurred for new
       machinery and equipment                              $   105,887
                                                            ===========

             See notes to condensed consolidated financial statements

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

1.   BUSINESS, ORGANIZATION, AND INTERIM FINANCIAL STATEMENTS:

     BUSINESS:

     Torpedo Sports USA, Inc., a Delaware corporation ("Torpedo Sports" or, the "Company"), through its wholly-owned Canadian subsidiary Torpedo Sports Inc. ("Torpedo") manufactures and distributes outdoor recreational products for children, including toboggans, sleds, saucers and snowboards for sale in Canada and the United States. The Company has also introduced a new spring/summer line of products, including tricycles and inflatables for sale in Canada and the United States. The Company operates in one business segment.

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

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

1.   BUSINESS, ORGANIZATION, AND INTERIM FINANCIAL STATEMENTS (CONTINUED):

     INTERIM FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included in this quarterly report have been prepared on a basis consistent with the annual financial statements of Torpedo Sports and its subsidiary, Torpedo. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's unaudited consolidated balance sheet as of January 31, 2003, results of operations for the three-month and six-month periods ended January 31, 2003 and 2002 and cash flows for the six-month periods ended January 31, 2003 and 2002 have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of our business. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended July 31, 2002.

     FOREIGN CURRENCY TRANSLATION:

     The financial statements of the Company's foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss) included as a separate item in shareholders' equity.

     Gains and losses from foreign currency transactions are included in net income (loss).

     EARNINGS PER SHARE:

     Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (887,000 shares at January 31, 2003) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

1.   BUSINESS, ORGANIZATION, AND INTERIM FINANCIAL STATEMENTS (CONTINUED):

     EARNINGS PER SHARE (CONTINUED):

     Earnings per share is computed based on the average number of common shares outstanding during the period. The historical earnings per share of Torpedo Sports prior to the merger has been presented to reflect the new capital structure. Torpedo Sports did not have any convertible equity instruments outstanding through the date of the merger.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25; Accounting for Stock Issued to Employees (APB 25).

2.   RISK CONSIDERATIONS:

     INTERNATIONAL OPERATIONS:

     The Company's subsidiary operations (Torpedo) are primarily located in Montreal, Canada. Torpedo transactions are primarily conducted in Canadian dollars (the currency from which Torpedo's historical financial statements have been translated). As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations, and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

     CREDIT RISK AND SIGNIFICANT CONCENTRATIONS:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company sells its products principally to retailers. Accounts receivable credit risk is mitigated through the Company's use of credit reviews that are considered in determining credit policies and the allowance for doubtful accounts. The Company provides allowances for expected sales returns, discounts, rebates and cooperative advertising. At January 31, 2003, the Company has recorded a reserve for doubtful accounts receivable of approximately $56,000. During the six months ended January 31, 2003, two customers accounted for approximately 17% and 13%, respectively of net sales. During the six months ended January 31, 2002, the same two customers accounted for approximately 14% and 10%, respectively of net sales. The loss of these customers could have an adverse effect on the Company's financial condition, results of operations and cash flows.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

3.   INVENTORIES:

     Inventories consist of the following at January 31, 2003:

           Raw materials                           $       382,216
           Finished goods                                  202,020
                                                   ---------------
                                                   $       584,236
                                                   ===============

4.   PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant and equipment is comprised of the following at January 31, 2003:

           Land                                    $        18,066
           Building                                        242,353
           Machinery and equipment                         870,142
           Molds                                           583,192
           Office furniture and equipment                   59,640
           Tools and dies                                   43,586
           Vehicles                                         46,049
           Leasehold improvements                           13,501
                                                   ---------------
                                                         1,876,529
           Less accumulated depreciation
            and amortization                               555,565
                                                   ---------------
                                                   $     1,320,964
                                                   ===============

5.   RELATED PARTY TRANSACTIONS:

     ADVANCES RECEIVABLE:

     At January 31, 2003, the Company has advances receivable of $279,120 from VIC Hockey Company Inc., a company affiliated through common control, located in Quebec Canada ("VIC"). Approximately $211,000 of these advances are collateralized by machinery and equipment. These advances are non-interest bearing and are due on demand, and are classified as long-term assets based on management intentions regarding repayment terms.

     At July 31, 2002, the Company had unsecured advances receivable of $69,500 from VP Sports, Inc. ("VP Sports"), a company affiliated through common ownership. During the six months ended January 31, 2003, the Company advanced $52,000 to VP Sports and its subsidiary, Victoria Precision, Inc. ("Victoria Precision"), located in Quebec, Canada, and $37,850 was received from VP Sports. Advances receivable from VP Sports and Victoria Precision at January 31, 2003, of $83,650 are non-interest bearing and are due on demand, and are classified as long-term assets based on management intentions regarding repayment terms.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

5.   RELATED PARTY TRANSACTIONS (CONTINUED):

     INVENTORY PURCHASES:

     During the three-month and six-month periods ended January 31, 2003, the Company purchased approximately $1,705 and $44,092, respectively of inventory raw materials from Victoria Precision ($16,637 and $38,348 in 2002).

     RELATED PARTY ADVANCES AND NOTE PAYABLE:

     Related party advances payable at January 31, 2003, consist of the following:

       Advances payable to VP Sports; interest at 9%; unsecured
       and due on demand                                             $   676,350

       Advances payable to three companies affiliated through
       common ownership and control by an officer of the Company;
       interest at 9% to 10%; unsecured and due on demand [A]
                                                                         585,398
                                                                     -----------
                                                                     $ 1,261,748
                                                                     ===========

          [A] In September 2002, the Company received a $40,000 unsecured advance from a party affiliated through common ownership. This advance bears interest at 10% and is due on demand.


     In August 2002, the Company's Chief Executive Officer loaned the Company $15,000, at an interest rate of 10%. This amount was repaid in October 2002.

     During the quarter ended January 31, 2003, the Company repaid the outstanding balance of a note payable ($54,309) to an employee of Torpedo.

     Interest payable to related parties at January 31, 2003, is $78,165.

     MANAGEMENT AGREEMENT:

     The Company has entered into a management agreement with VP Sports for executive management and administrative services. At January 31, 2003, no management fees are payable.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

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

     In September 2002, the Company entered into a one-year business consulting and financial advisory agreement, which provides for services to be provided in phases. Compensation under the agreement is based in part on the completion of stated objectives. Upon exercise of the agreement, the Company granted a warrant to the consultant to purchase up to 1,000,000 shares of common stock at $1.25 per share, the market price of the Company's common stock on the date of issuance. This warrant is exercisable through September 2004, and was valued at approximately $550,000, utilizing the Black-Scholes option pricing model. The agreement also provides for a financing commission to be paid in cash, equal to 10% of the aggregate amount of cash received by the Company in a financing agreement resulting from the direct efforts of the consultant. The Company is amortizing the deferred compensation cost of $550,000 over the one-year term of the agreement as stated objectives are completed. Based on the services performed through January 31, 2003, the Company has expensed $275,000, which has been recorded as general and administrative expense.

     LICENSE AGREEMENT:

     In December 2002, the Company entered into a five-year exclusive license to the Flexible Flyer and Mongoose brand names and a non-exclusive license to the Schwinn brand name, to market all "snow products", including metal runner sleds, toboggans and snow boards.

     The license is royalty bearing and requires annual minimum royalty payments of $100,000. Additionally, the Company must meet annual sales of licensed goods, beginning with the calander year ending December 31, 2003, of $200,000, with $100,000 annual sales increases through December 31, 2007.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     CAPITAL LEASE:

     In October 2002, Torpedo Sports entered into a four-year capital lease agreement to lease molds, machinery and equipment with a present value of $105,887, based on an incremental interest rate of 9.25%. Monthly lease payments of approximately CAD$3,900 (U.S. $2,553 at January 31, 2003) are due through August 2006. The leased assets are being amortized over the lesser of their related lease terms or their estimated useful life. Accumulated amortization on assets under capital leases was $8,403 as of January 31, 2003.

     LITIGATION:

     The Company has lawsuits pending incidental to the ordinary course of business, which in the opinion of management, are not expected to have an adverse effect on the financial condition, results of operations or cash flows of the Company.

7.   LINES OF CREDIT:

     Torpedo has available a line of credit under which it can borrow up to a maximum of CAD $4,500,000 (U.S. $2,945,520 at January 31, 2003) through
     November 2004. Advances under this line of credit are made at up to 85% of the face value of eligible accounts receivable as defined, and as accepted by the lender. Borrowings under this line of credit are collateralized by accounts receivable, inventories and certain machinery and equipment, and bear interest at 2% per month. The outstanding balance on this line of credit was $821,630 at January 31, 2003, and is included in the current portion of long-term debt.

     Torpedo also has available an inventory line of credit under which it can borrow up to a maximum of CAD$800,000 (U.S. $523,600 at January 31, 2003) through November 2004. This line of credit is available to Torpedo between the months of June and September, or later if extended. Borrowings under this line of credit are collateralized by inventories, and bear interest at the Canadian prime rate (2.75% at January 31, 2003) plus 7.5%. No amounts were outstanding on this line of credit at January 31, 2003.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

8.   INCOME TAXES:

     During the six months ended January 31, 2003, the Company recognized deferred income tax expense of $33,862, which is attributable to Canadian operations, and which represents the decrease in the Company's deferred tax assets during the period. The Company did not recognize any income tax benefit related to U.S. operating losses during the period, as the Company has recorded a valuation allowance against these U.S. net operating losses. There was no provision for income taxes recorded for the six months ended January 31, 2002, as the Company had net operating loss carry forwards available to offset Canadian taxable income during the period.

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

10.  FOREIGN AND DOMESTIC OPERATIONS:

     All of the Company's long-lived assets of $1,320,964 as of January 31, 2003, are located in Canada. Operating results for the three-month and six-month periods ended January 31, 2003 and 2002, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                              Six Months  Six Months  Three Months Three Months
                                 Ended       Ended       Ended       Ended
                              January 31, January 31, January 31,  January 31,
                                 2003        2002        2003        2002
                              ----------  ----------  ----------  ----------

       Revenues (a):
              United States   $3,414,502  $6,004,367  $1,221,709  $2,522,252
              Canada           2,185,433   1,986,319   1,188,920     859,943
                              ----------  ----------  ----------  ----------
                              $5,599,935  $7,990,686  $2,410,629  $3,382,195
                              ==========  ==========  ==========  ==========

         (a) Revenues are attributed to countries based on location of customer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2002 and 2001. The financial results presented for the three and six months ended January 31, 2003, are those of Torpedo Sports Inc. on a consolidated basis with those of Torpedo Sports USA, Inc. The financial results presented for the three and six months ended January 31, 2002 are those of Torpedo Sports Inc.

(a)   Liquidity and Capital Resources

The Company's primary capital requirements are for the purchase of raw materials and the costs associated with manufacturing and administrative functions. For the six months ended January 31, 2003, our liquidity and capital resources have been met by cash generated from sales and from borrowings under a credit facility which has a maximum limit of CAD$4,500,000 (approximately U.S.$2,945,520 based on the January 31, 2003, exchange rate). Advances under this line of credit are made at up to 85% of the face value of eligible accounts receivable, as defined, and as accepted by the lender. Additionally, the Company has a seasonal inventory line which has a maximum limit of CAD$800,000 (approximately U.S.$523,600 based on the January 31, 2003, exchange rate) between the months of June and September, or later if extended. The balance owed on purchased accounts receivable bears interest at 2% per month and amounts borrowed on inventory bear interest at the Canadian prime rate plus 7.5%. As of January 31, 2003, there was CAD$1,255,355 (approximately U.S.$821,630) outstanding on the purchased accounts receivable and no outstanding balance on the inventory line.

Net cash used in operating activities in the six months ended January 31, 2003 was $13,062, significantly less than the net loss of $363,695, which was primarily due to non-cash stock-based compensation expense of $291,500. Increases in accounts receivables and prepaid expenses were offset by decreases in inventory.

Net cash provided by financing activities in the six months ended January 31, 2003, represents increases in borrowings on the Company's credit facility, proceeds from the exercises of options and proceeds from loans, related parties and other, offset by repayments of long term debt, advances to related parties, and repayment of a related party note.

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

To alleviate the reliance on winter products the Company has introduced a wide range of spring and summer products including tricycles, bicycles, wagons and summer inflatables. The Company has delivered some initial orders for these products in the third fiscal quarter.

License Agreements:

On December 23, 2002, the Company announced the signing of a five-year licensing agreement, for an exclusive license to the Flexible Flyer and Mongoose brand names, and a non-exclusive license to the Schwinn brand name, to market all "snow products" including metal runner sleds, toboggans and snowboards.

Flexible Flyer, established in 1889, is one of the oldest and most recognizable brand names in winter snow products, while the Schwinn and Mongoose brands enjoy wide distribution in various other sporting goods categories. The Company believes the signing of this license agreement will strengthen our existing product line and will help the Company in its plan to penetrate mass merchant and big box sporting goods retailers.

Recently Issued Accounting Standards:

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25; Accounting for Stock Issued to Employees (APB 25).

(b)   Results of Operations

Results of Operations for the Three and Six Months Ended January 31, 2003 versus January 31, 2002:

SALES

Consolidated revenues for the three and six months ended January 31, 2003, were $2,410,629 and $5,599,935, compared to $3,382,195 and $7,990,686 for the three and six months ended January 31, 2002, representing a decrease of $2,390,751 or 29.9% for the six months and $971,566 or 28.7% for the three months ended January 31, 2003. As the table below illustrates, sales in the U.S. decreased by $2,589,865, while Canadian sales increased by $199,114 for the six months.

                                     Six Months Ended         Three Months Ended
                                        January 31,              January 31,
                                     2003         2002         2003        2002
                                  ----------   ----------   ----------  ----------
U.S. Sales:     Plastic goods     $1,660,870   $3,103,147   $  663,684  $1,374,280
                Wood products      1,065,358    2,119,587      412,639     914,459
                Imported goods       729,358      928,663      175,023     287,086
                Discounts            (41,084)    (147,030)     (29,637)    (53,573)
                                  ----------   ----------   ----------  ----------
                                   3,414,502    6,004,367    1,221,709   2,522,252
                                  ----------   ----------   ----------  ----------

Canadian Sales: Plastic products   1,318,973    1,126,722      787,444     529,564
                Wood products        809,098      999,115      391,514     437,426
                Other                104,388      125,856       51,427      62,351
                Discounts            (47,026)    (265,374)     (41,465)   (169,398)
                                  ----------   ----------   ----------  ----------
                                   2,185,433    1,986,319    1,188,920     859,943
                                  ----------   ----------   ----------  ----------
Total sales                       $5,599,935   $7,990,686   $2,410,629  $3,382,195
                                  ==========   ==========   ==========  ==========

The overall sales decrease in the U.S. is believed to be due to retailers being substantially in stock at the beginning of the 2002/2003 winter selling season, which resulted in our customers buying fewer products in the fall of 2002. The Company has met with each of its larger customers and believes that the inventory at the retail level has been significantly reduced due to retail sales made in connection with the large amount of snowfall that has occurred in February and March 2003.

However, the winter goods selling season has now concluded, and the Company anticipates minimal sales in these categories during the remainder of its fiscal year ending July 31, 2003.

The Company has introduced a new Spring/Summer line of products, including tricycles and inflatables. Management plans on developing these items into a broad selection of models, and it is anticipated that these items will be sold on a full shipping-container basis directly to large retailers in North America. One such program began in February 2003, and the Company plans to build on that success.

Additionally, the Company introduced at the 2003 Toy Fair, its new licensed products under the trademarks of Flexible Flyer, Mongoose, and Schwinn. Presentations to our customers have begun, and early indications are that the products are being well received.

COST OF SALES

For the six months ended January 31, 2003, cost of sales decreased to $3,933,098 from $5,275,109 for the six months ended January 31, 2002. As a percentage of sales, cost of sales increased to 70.3% from 66% for the 2003 fiscal year compared to the fiscal year 2002 period. The primary reason for the increase as a percent of sales resulted from factory overhead expenses, which are substantially fixed costs. Factory overhead expenses increased to $587,007 for the six months ended January 31, 2003 compared to $571,015 for the six months ended January 31, 2002. As a percent of sales, factory overhead increased to 10.5% from 7.1%. The Company has been able to maintain the factory overhead expenses in dollars in a similar range to the prior years expenses. However, since the Company did not attain the same level of sales in prior years', factory overhead as a percentage of sales increased.

Material costs increased as a percentage of sales to 52.1% for the six months ended January 31, 2003, compared to 51.3% for the six months ended January 31, 2002. The Company's major raw material components are resin and wood, and the Company's raw material costs are subject to the market price fluctuations of those items.

For the three months ended January 31, 2003, cost of sales decreased to $2,019,890 from $2,229,596 for the three months ended January 31, 2002. As a percentage of sales, cost of sales increased to 83.8% for the three months ended January 31, 2003 compared to 65.9% for the three months ended January 31, 2002.

OPERATING EXPENSES

Operating expenses for the six months ended January 31, 2003, increased to $1,683,500, compared to $1,419,998 for the six months ended January 31, 2002. Included in the current period are expenses of $435,412 related to Torpedo Sports USA, Inc. Included in these expenses is non-cash, stock-based compensation of $291,500 for services performed. There remains $275,000 of deferred compensation that will be expensed as additional services are performed. The Company anticipates that such services will be performed by July 31, 2003. Other significant increases were in advertising of $54,026, insurance of $53,476, salaries and fees of $40,194, and bad debts of $18,395. These increases were offset by other operating expense decreases in commissions of $272,156 and delivery expenses of $64,677. Commission expense decreased as a direct result of the decrease in U.S. sales. The Company pays its independent sales representatives a commission on all sales they generate. Product liability insurance expense increased as a result of an increase in the insurance rate.

OTHER EXPENSES/INCOME

Interest expense decreased due to the Company being financed through a credit facility that bears interest at the effective rate of 2% per month on purchased accounts receivable. Since sales decreased for the six months ended January 31, 2003, compared to the prior year period, the Company financed less accounts receivable.

ITEM 3. CONTROLS AND PROCEDURES

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

Item 2.    Changes in securities
           Not applicable

Item 3.    Defaults upon Senior Securities
           Not applicable

Item 4.    Submission of matters to a vote of security holders
           Not applicable

Item 5.    Other information
           Not applicable

Item 6.    Exhibits and reports on Form 8-K
           a)   Exhibits
                Exhibit 99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           b)   Reports or Form 8-K
                Not applicable


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Torpedo Sports USA, Inc.
                                (Registrant)

Date: March 24, 2003            By: /s/ Henry Fong
                                    -------------------------------------------
                                    Henry Fong
                                    Chief Executive Officer

                                    /s/ Barry S. Hollander
                                    -------------------------------------------
                                    Barry S. Hollander
                                    Chief Financial Officer

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

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003

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

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003
                                     /s/  Barry S. Hollander
                                     -----------------------
                                     Barry S. Hollander
                                     Chief Financial Officer