Form 10QSB
period 2003-04-30
TORPEDO SPORTS USA INC
filed 2003-06-23
CIK 1126411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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


Number of shares of common stock outstanding at June 15, 2003:  10,182,999

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial information:

         Independent accountants' report                                       1

         Condensed consolidated balance sheet - April 30, 2003                 2

         Condensed consolidated statements of operations -
         Three and nine months ended April 30, 2003 and 2002                   3

         Condensed consolidated statements of comprehensive income (loss)  -
         Three and nine months ended April 30, 2003 and 2002                   4

         Condensed consolidated statement of shareholders' equity -
         Nine months ended April 30, 2003                                      5

         Condensed consolidated statements of cash flows -
         Nine months ended April 30, 2003 and 2002                             6

         Notes to condensed consolidated financial statements                  7

Item 2.    Management's discussion and analysis                               15

Item 3.    Disclosure controls and procedures                                 18

PART II.OTHER INFORMATION

Item 1.    Legal proceedings                                                  20

Item 2.    Changes in securities                                              20

Item 3.    Defaults upon senior securities                                    20
Item 4.    Submission of matters to a vote of security holders                20

Item 5.    Other information                                                  20
Item 6.    Exhibits and reports on Form 8-K                                   20

Signatures                                                                    21
Certifications                                                                23

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Torpedo Sports USA, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Torpedo Sports USA, Inc. and subsidiary as of April 30, 2003, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended April 30, 2003 and 2002, the condensed consolidated statement of changes in shareholders' equity (deficit) for the nine months ended April 30, 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended April 30, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
June 23, 2003

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2003
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash                                                              $        89
  Accounts receivable, net                                              139,534
  Inventories                                                           723,967
  Prepaid expenses                                                      332,062
                                                                    -----------
      Total current assets                                            1,195,652
                                                                    -----------

Property, plant and equipment, net                                    1,351,560
Related party receivables                                               394,259
Deferred tax asset                                                      171,874
                                                                    -----------
                                                                      1,917,693
                                                                    -----------
                                                                    $ 3,113,345
                                                                    ===========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt                                 $   480,681
  Current portion of obligation under capital lease                      23,861
  Accounts payable and accrued expenses                               1,306,458
  Related party payables and accruals                                   146,664
  Related party advances payable                                      1,297,081
                                                                    -----------
      Total current liabilities                                       3,254,745
                                                                    -----------

  Long-term debt, net of current portion                                372,637
  Obligation under capital lease, net of current portion                 76,845
                                                                    -----------
    Total long-term liabilities                                         449,482
                                                                    -----------
      Total liabilities                                               3,704,227
                                                                    -----------

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized; none issued and outstanding                               --
  Common stock, par value $.001 per share, 50,000,000 shares
    authorized; 10,182,999 shares issued and outstanding                 10,183
  Additional paid-in capital                                          1,701,107
  Stock subscriptions receivable                                       (606,985)
  Accumulated other comprehensive income                                  2,657
  Accumulated deficit                                                (1,697,844)
                                                                    -----------
      Total shareholders' deficit                                      (590,882)
                                                                    -----------
                                                                    $ 3,113,345
                                                                    ===========
            See notes to condensed consolidated financial statements

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Nine           Nine          Three          Three
                                                 Months         Months         Months         Months
                                                 Ended          Ended          Ended          Ended
                                                April 30,      April 30,     April 30,      April 30,
                                                  2003           2002           2003           2002
                                              -----------    -----------    -----------    -----------
Net sales                                     $ 5,911,522    $ 7,986,886    $   311,587    $    (3,800)
Cost of sales                                   4,405,557      5,350,319        472,459         75,210
                                              -----------    -----------    -----------    -----------
Gross profit (loss)                             1,505,965      2,636,567       (160,872)       (79,010)
                                              -----------    -----------    -----------    -----------

Selling expense                                   782,807      1,056,076         74,645         57,398
General and administrative expense:
 Stock based compensation                         431,000           --          139,499           --
 Other                                            881,597        591,125        312,766        259,775
Related party management fees                     175,692        142,569         60,685         47,261
                                              -----------    -----------    -----------    -----------
                                                2,271,096      1,789,770        587,595        364,434
                                              -----------    -----------    -----------    -----------
Income (loss) from operations                   (765,131)        846,797      (748,467)       (443,444)
                                              -----------    -----------    -----------    -----------
Other income (expense):
 Interest expense:
   Related parties                                (87,813)       (92,434)       (27,789)       (26,608)
   Other                                         (322,212)      (397,689)       (44,389)       (85,069)
 Foreign currency transaction gains               106,124         95,295         81,447         53,659
                                              -----------    -----------    -----------    -----------
                                                 (303,901)      (394,828)         9,269        (58,018)
                                              -----------    -----------    -----------    -----------

Income (loss) before income taxes              (1,069,032)       451,969       (739,198)      (506,801)
Income tax expense (benefit)                       33,862        (87,442)           --             --
                                              -----------    -----------    -----------    -----------
Net income (loss)                             $(1,102,894)   $   539,411    $  (739,198)   $  (506,801)
                                              ===========    ===========    ===========    ===========

Basic and diluted net income (loss)
     per share                                $     (0.11)   $      0.48    $     (0.07)   $      0.12
                                              ===========    ===========    ===========    ===========
Weighted average number of common
  shares outstanding:
    Basic                                      10,155,050      1,999,999     10,181,314      1,999,999
                                              ===========    ===========    ===========    ===========
    Diluted                                    10,155,050      1,999,999     10,181,314      1,999,999
                                              ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                  Nine           Nine          Three          Three
                                                 Months         Months         Months         Months
                                                 Ended          Ended          Ended          Ended
                                               April 30,       April 30,      April 30,      April 30,
                                                  2003           2002           2003           2002
                                              -----------    -----------    -----------    -----------
Net income (loss)                             $(1,102,894)   $   539,411    $  (739,198)   $  (506,801)

Changes in foreign currency translation
  adjustments                                      (9,199)      (11,610)        (11,279)         1,946
                                              -----------    -----------    -----------    -----------

Comprehensive income (loss)                  $ (1,112,093)  $  (527,801)    $  (750,477)   $  (501,855)
                                              ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        NINE MONTHS ENDED APRIL 30, 2003
                                   (UNAUDITED)

                                                                                           Accumulated
                                       Common stock              Additional     Stock         other
                                     -----------------------      paid-in   subscriptions comprehensive  Accumulated
                                        Shares       Amount       capital     receivable      income      deficit       Total
                                     -----------   ----------   -----------   ----------    ----------   ----------   ----------

Balances, August 1, 2002              10,062,999   $   10,063   $ 1,245,527   $ (606,985)   $   11,856   $ (594,950)    $ 65,511

Common stock issued upon
  exercise of stock options               95,000           95        24,605                                               24,700

Common stock issued for services          25,000           25        18,475                                               18,500

Change in cumulative currency
  translation adjustment                                                                        (9,199)                  (9,199)

Amortization of deferred
  compensation cost in connection
  with warrants issued for services
  (valued at $550,000)                                              412,500                                              412,500

Net loss                                                                                                 (1,102,894)  (1,102,894)

                                     -----------   ----------   -----------   ----------    ----------   ----------   ----------
Balances, April 30, 2003            10,182,999   $   10,183   $   1,701,107   $ (606,985)   $   2,657  $ (1,697,844)  $ (590,882)
                                     ===========   ==========   ===========   ==========    ==========   ==========   ==========

            See notes to condensed consolidated financial statements

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine           Nine
                                                           Months Ended    Months Ended
                                                             April 30,      April 30,
                                                                2003           2002
                                                            -----------    -----------
Cash flows provided by operating activities:
Net income (loss)                                           $(1,102,894)   $   539,411
                                                            -----------    -----------
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                               171,616        138,091
    Provision for doubtful receivables                           56,172         46,724
    Stock based compensation                                    431,000
    Deferred income taxes                                        33,862        (87,392)
    Changes in assets and liabilities:
      Decrease in accounts receivable                            52,754        118,382
      Decrease in inventories                                   834,266        694,905
      Increase in prepaid expenses                              (95,315)      (170,763)
      Decrease in accounts payable and
        accrued expenses                                        (72,006)      (269,426)
      Decrease in related party payables and accruals           (15,822)
                                                            -----------    -----------
Total adjustments                                             1,396,527        470,521
                                                            -----------    -----------
Net cash provided by operating activities                       293,633      1,009,932
                                                            -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                         (100,527)      (225,839)
                                                            -----------    -----------
Net cash used in investing activities                          (100,527)      (225,839)
                                                            -----------    -----------

Cash flows from financing activities:
  Increase in bank indebtedness                                (161,768)      (174,551)
  Repayment of long-term debt and capital lease
    obligation                                                 (148,717)      (163,477)
  Proceeds from notes payable, related parties                   82,660
  Repayment of note payable, related party                      (55,310)      (222,091)
  Proceeds from exercise of options                              24,700
  Advances to related parties                                   (76,000)      (339,498)
  Repayment of related party advances                            59,250
                                                            -----------    -----------
Net cash used in financing activities                          (275,185)      (899,617)
                                                            -----------    -----------

Effect of foreign exchange rate changes on cash                 (72,996)           261
                                                            -----------    -----------
Decrease in cash                                                 (9,083)      (115,263)
Cash, beginning of period                                         9,172        136,546
                                                            -----------    -----------

Cash, end of period                                         $        89    $    21,283
                                                            ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   398,420    $   465,387
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
                                                            ===========

             See notes to condensed consolidated financial statements

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

1.   BUSINESS, ORGANIZATION, AND INTERIM FINANCIAL STATEMENTS:

     BUSINESS:

     Torpedo Sports USA, Inc., a Delaware corporation ("Torpedo Sports" or, the
      "Company"), through its wholly-owned Canadian subsidiary Torpedo Sports Inc. ("Torpedo") manufactures and distributes outdoor recreational products for children, including toboggans, sleds, saucers and snowboards for sale in Canada and the United States. The Company has also introduced a new spring/summer line of products, including tricycles, bicycles, wagons and inflatables for sale in Canada and the United States. The Company operates in one business segment.

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

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

1.   BUSINESS, ORGANIZATION, AND INTERIM FINANCIAL STATEMENTS (CONTINUED):

     INTERIM FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included in this quarterly report have been prepared on a basis consistent with the annual financial statements of Torpedo Sports and its subsidiary, Torpedo. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's unaudited consolidated balance sheet as of April 30, 2003, results of operations for the three-month and nine-month periods ended April 30, 2003 and 2002 and cash flows for the nine-month periods ended April 30, 2003 and 2002 have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of our business. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended July 31, 2002.

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

     EARNINGS PER SHARE:

     Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER
      SHARE, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options are not considered in the calculation, as the impact of the potential common shares (887,000 at April 30, 2003) would be to decrease loss per share.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the Financial Accounting Standards Board issued Statement of
      Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes a new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations or financial condition.

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

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------
2.   RISK CONSIDERATIONS (CONTINUED):

     CREDIT RISK AND SIGNIFICANT CONCENTRATIONS:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company sells its products principally to retailers. Accounts receivable credit risk is mitigated through the Company's use of credit reviews that are considered in determining credit policies and the allowance for doubtful accounts. The Company provides allowances for expected sales returns, discounts, rebates and cooperative advertising. At April 30, 2003, the Company has recorded a reserve for doubtful accounts receivable of approximately $59,000. During the nine months ended April 30, 2003, two customers accounted for approximately 15% and 12%, respectively of net sales. During the nine months ended April 30, 2002, the same two customers accounted for approximately 13% and 10%, respectively of net sales. The loss of these customers could have an adverse effect on the Company's financial condition, results of operations and cash flows.

3.   INVENTORIES:

     Inventories consist of the following at April 30, 2003:

           Raw materials                           $       408,580
           Finished goods                                  315,387
                                                   ---------------
                                                   $       723,967
                                                   ===============

4.   PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant and equipment is comprised of the following at April 30, 2003:

           Land                                    $        19,145
           Building                                        256,832
           Machinery and equipment                         929,413
           Molds                                           621,898
           Office furniture and equipment                   63,203
           Tools and dies                                   46,190
           Vehicles                                         48,800
           Leasehold improvements                           14,982
                                                   ---------------
                                                         2,000,463
           Less accumulated depreciation
            and amortization                               648,903
                                                   ---------------
                                                   $     1,351,560
                                                   ===============

5.   RELATED PARTY TRANSACTIONS:

     ADVANCES RECEIVABLE:

     At April 30, 2003, the Company has advances receivable of $334,009 from VIC
      Hockey Company Inc., a company affiliated through common control, located in Quebec Canada ("VIC"). Approximately $211,000 of these advances are collateralized by machinery and equipment. These advances are non-interest bearing and are due on demand, and are classified as long-term assets based on management intentions regarding repayment terms.

     At July 31, 2002, the Company had unsecured advances receivable of $69,500 from VP Sports, Inc. ("VP Sports"), a company affiliated through common ownership. During the nine months ended April 30, 2003, the Company advanced $53,000 to VP Sports and its subsidiary, Victoria Precision, Inc. ("Victoria Precision"), located in Quebec, Canada, and $62,250 was received from VP Sports. Advances receivable from VP Sports and Victoria Precision at April 30, 2003, of $60,250 are non-interest bearing and are due on demand, and are classified as long-term assets based on management intentions regarding repayment terms.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

5.   RELATED PARTY TRANSACTIONS (CONTINUED):

     ADVANCES RECEIVABLE (CONTINUED):

     At July 31, 2002, the Company had unsecured advances receivable of $69,500 from VP Sports, Inc. ("VP Sports"), a company affiliated through common ownership. During the nine months ended April 30, 2003, the Company advanced $53,000 to VP Sports and its subsidiary, Victoria Precision, Inc. ("Victoria Precision"), located in Quebec, Canada, and $62,250 was received from VP Sports. Advances receivable from VP Sports and Victoria Precision at April 30, 2003, of $60,250 are non-interest bearing and are due on demand, and are classified as long-term assets based on management intentions regarding repayment terms.

     INVENTORY PURCHASES:

     During the three-month and nine-month periods ended April 30, 2003, the Company purchased approximately $1,894 and $45,986, respectively of inventory raw materials from Victoria Precision ($592 and $38,940 in 2002).

     RELATED PARTY ADVANCES AND NOTE PAYABLE:

     Related party advances payable at April 30, 2003, consist of the following:

       Advances payable to VP Sports; interest at 9%; unsecured
       and due on demand                                             $   667,655

       Advances payable to three companies affiliated through
       common ownership and control by an officer of the Company;
       interest at 9% to 10%; unsecured and due on demand [A]
                                                                         629,426
                                                                     -----------
                                                                     $ 1,297,081
                                                                     ===========

          [A] In September 2002, the Company received a $40,000 unsecured advance from a party affiliated through common ownership. This advance bears interest at 10% and is due on demand.


     In August 2002, the Company's Chief Executive Officer loaned the Company
      $15,000, at an interest rate of 10%. This amount was repaid in October
      2002.

     During the nine months ended April 30, 2003, the Company repaid the outstanding balance of a note payable ($54,309) to an employee of Torpedo.

     Interest payable to related parties at April 30, 2003, is $105,141.

     MANAGEMENT AGREEMENT:

     The Company has entered into a month-to-month management agreement with VP
      Sports for executive management and administrative services. At April 30, 2003, $38,842 management fees are payable.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

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

     In the quarter ended April 30, 2003, the Company extended the agreement for an additional three months and issued 10,000 shares of common stock valued at $0.20 per share (the markets price of the common stock on the date of the extension). The Company recorded $2,000 as general and administrative expenses.

     In September 2002, the Company entered into a one-year business consulting and financial advisory agreement, which provides for services to be provided in phases. Compensation under the agreement is based in part on the completion of stated objectives. Upon exercise of the agreement, the Company granted a warrant to the consultant to purchase up to 1,000,000 shares of common stock at $1.25 per share, the market price of the Company's common stock on the date of issuance. This warrant is exercisable through September 2004, and was valued at approximately $550,000, utilizing the Black-Scholes option pricing model. The agreement also provides for a financing commission to be paid in cash, equal to 10% of the aggregate amount of cash received by the Company in a financing agreement resulting from the direct efforts of the consultant. The Company is amortizing the deferred compensation cost of $550,000 over the one-year term of the agreement as stated objectives are completed. Based on the services performed through April 30, 2003, the Company has expensed $412,500, which has been recorded as general and administrative expense.

     LICENSE AGREEMENT:

     In December 2002, the Company entered into a five-year exclusive license to the Flexible Flyer and Mongoose brand names and a non-exclusive license to the Schwinn brand name, to market all "snow products", including metal runner sleds, toboggans and snow boards.

     The license is royalty bearing and requires annual minimum royalty payments of $100,000. Additionally, the Company must meet annual sales of licensed goods, beginning with the calendar year ending December 31, 2003, of $200,000, with $100,000 annual sales increases through December 31, 2007.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     CAPITAL LEASE:

     In October 2002, Torpedo Sports entered into a four-year capital lease agreement to lease molds, machinery and equipment with a present value of $105,887, based on an incremental interest rate of 9.25%. Monthly lease payments of approximately CAD$3,900 (U.S. $2,705 at April 30, 2003) are due through August 2006. The leased assets are being amortized over the lesser of their related lease terms or their estimated useful life. Accumulated amortization on assets under capital leases was $30,507 as of April 30, 2003.

     LITIGATION:

     The Company has lawsuits pending incidental to the ordinary course of business, which in the opinion of management, are not expected to have an adverse effect on the financial condition, results of operations or cash flows of the Company.

7.   LINES OF CREDIT:

     Torpedo has available a line of credit under which it can borrow up to a maximum of CAD $4,500,000 (U.S. $3,121,200 at April 30, 2003) through
      November 2004. Advances under this line of credit are made at up to 85% of the face value of eligible accounts receivable as defined, and as accepted by the lender. Borrowings under this line of credit are collateralized by accounts receivable, inventories and certain machinery and equipment, and bear interest at 2% per month. The outstanding balance on this line of credit was $132,302 at April 30, 2003, and is included in the current portion of long-term debt.

     Torpedo also has available an inventory line of credit under which it can borrow up to a maximum of CAD$800,000 (U.S. $554,880 at April 30, 2003) through November 2004. This line of credit is available to Torpedo between the months of June and September, or later if extended. Borrowings under this line of credit are collateralized by inventories, and bear interest at the Canadian prime rate (3.5% at April 30, 2003) plus 7.5%. The outstanding balance on this line of credit at April 30, 2003 was $259,165 and is included in the current portion of long-term debt.

     In May 2003, the Company received a letter of default and a demand for repayment of CAD$507,008 (U.S. approximately $359,000) from the lender regarding the lines of credit described above. The lender agreed to suspend proceedings, subject to an acceptable plan from the Company demonstrating that it would raise sufficient capital through either subordinated debt or equity from its shareholders, guarantors or related parties.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------
7.   LINES OF CREDIT (CONTINUED):

     Through June 2003, the Company has received approximately CAD$500,000 (U.S.
      approximately $372,000) in the form of advances from related parties, and has received commitments from these parties for an additional CAD$1,100,000 (U.S. approximately $819,000) by August 30, 2003. In addition, the Company has provided the lender with a plan regarding company operations for the ensuing year.

     As a result, the lender, while reserving its rights and recourses, has agreed not to enforce its security over the assets of the Company, providing that the plan and committed capital injections are adhered to. Should the Company not be able to satisfy the terms of its commitment to the lender, and should the lender seek recourse against the Company, the effects of such action would have in an adverse impact on the Company's operations.

8.   INCOME TAXES:

     During the nine months ended April 30, 2003 and 2002, the Company recognized deferred income tax expense (benefit) of $33,862 and $(87,442), respectively, which is attributable to Canadian operations, and which represents the increase in the Company's deferred tax assets during the period. The Company did not recognize any income tax benefit related to U.S. operating losses during the period, as the Company has recorded a valuation allowance against these U.S. net operating losses.

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

     During the nine months ended April 30, 2003, the Company issued 20,000 shares of common stock for consulting services. The shares were valued at an average of $0.65 per share (the market price of the common stock on the dates of the common stock issuances) and $13,000 has been recorded as general and administrative expenses.

10.  FOREIGN AND DOMESTIC OPERATIONS:

     All of the Company's long-lived assets of $1,351,560 as of April 30, 2003, are located in Canada. Operating results for the three-month and nine-month periods ended April 30, 2003 and 2002, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                              Nine Months Nine Months Three Months Three Months
                                 Ended       Ended       Ended       Ended
                               April 30,   April 30,   April 30,    April 30,
                                 2003        2002        2003        2002
                              ----------  ----------  ----------   ----------

       Revenues (a):
              United States   $3,425,923  $5,987,810  $   11,420  $  (16,557)
              Canada           2,485,599   1,999,076     300,167      12,757
                              ----------  ----------  ----------  ----------
                              $5,911,522  $7,986,886  $  311,587  $   (3,800)
                              ==========  ==========  ==========  ==========

         (a) Revenues are attributed to countries based on location of customer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2002 and 2001. The financial results presented for the three and nine months ended April 30, 2003, are those of Torpedo Sports Inc. on a consolidated basis with those of Torpedo Sports USA, Inc. The financial results presented for the three and nine months ended April 30, 2002 are those of Torpedo Sports Inc.

(a)   Liquidity and Capital Resources

The Company's primary capital requirements are for the purchase of raw materials and the costs associated with manufacturing and administrative functions. For the nine months ended April 30, 2003, our liquidity and capital resources have been met by cash generated from sales and from borrowings under a credit facility which has a maximum limit of CAD$4,500,000 (approximately U.S.$2,945,520 based on the April 30, 2003, exchange rate). Advances under this line of credit are made at up to 85% of the face value of eligible accounts receivable, as defined, and as accepted by the lender. Additionally, the Company has a seasonal inventory line which has a maximum limit of CAD$800,000 (approximately U.S.$523,600 based on the April 30, 2003, exchange rate) between the months of June and September, or later if extended. The balance owed on purchased accounts receivable bears interest at 2% per month and amounts borrowed on inventory bear interest at the Canadian prime rate plus 7.5%. As of April 30, 2003, there was CAD$1,255,355 (approximately U.S.$821,630) outstanding on the purchased accounts receivable and no outstanding balance on the inventory line.

In May 2003, the Company received a letter of default and a demand for repayment of CAD$507,008 (U.S. approximately $359,000)from the lender regarding the lines of credit described above. The lender agreed to suspend proceedings, subject to an acceptable plan from the Company demonstrating that it would raise sufficient capital through either subordinated debt or equity from its shareholders, guarantors or related parties.

Through June 2003, the Company has received approximately CAD$500,000 (U.S. approximately $372,000)in the form of advances from related parties, and has received commitments from these parties for an additional CAD$1,100,000 (U.S. approximately $819,000) by August 30, 2003. In addition, the Company has provided the lender with a plan regarding Company operations for the ensuing year.

As a result, the lender, while reserving its rights and recourses, has agreed not to enforce its security over the assets of the Company, providing that the plan and committed capital injections are adhered to. Should the Company not be able to satisfy the terms of its commitment to the lender, and should the lender seek recourse against the Company, the effects of such action would have in an adverse impact on the Company's operations.

Net cash provided by operating activities in the nine months ended April 30, 2003 was $293,633, significantly less than the net cash of $1,009,932. Increases in accounts receivable and prepaid expenses were offset by a decrease in inventory.

Net cash provided by financing activities in the nine months ended April 30, 2003, represents increases in borrowings on the Company's credit facility, proceeds from the exercises of options and proceeds from loans, related parties and other, offset by repayments of long term debt, advances to related parties, and repayment of a related party note.

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

Seasonality:

Historically, approximately 95% of Torpedo's sales occur in its first two fiscal quarters, ending October 31 and January 31, respectively. This seasonality requires the Company to obtain raw material and begin production in May and June of each year in order to build to the appropriate inventory levels required to fill customer-booking orders, which get shipped and invoiced in August through November. Repeat and fill in business occurs October through January.

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

Recently Issued Accounting Standards:

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes a new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations or financial condition.

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

(b)   Results of Operations

Results of Operations for the Three and Nine Months Ended April 30, 2003 versus April 30, 2002:

SALES

Consolidated revenues for the three and nine months ended April 30, 2003, were $311,587 and $5,911,522, compared to net credits and returns of ($3,800)and revenues of $7,986,886 for the three and nine months ended April 30, 2002, representing a decrease of $2,075,364 or 26% for the nine months and $315,387 for the three months ended April 30, 2003. As the table below illustrates, sales in the U.S. decreased by $2,561,886, while Canadian sales increased by $486,523 for the nine months.

                                     Nine Months Ended         Three Months Ended
                                        April 30,              April 30,
                                     2003         2002         2003        2002
                                  ----------   ----------   ----------  ----------
U.S. Sales:     Plastic goods     $1,734,876   $3,096,445   $   74,006  $   (6,702)
                Wood products      1,109,268    2,128,869       43,910       9,282
                Other                761,208      926,342       31,850      (2,320)
                Discounts           (179,429)    (163,847)    (138,345)    (16,817)
                                  ----------   ----------   ----------  ----------
                                   3,425,923    5,987,809       11,420     (16,557)
                                  ----------   ----------   ----------  ----------

Canadian Sales: Plastic products   1,329,048    1,122,358       10,075      (4,364)
                Wood products        815,815      996,148        6,718      (2,967)
                Other                520,937      150,276      416,549      24,420
                Discounts           (180,201)    (269,706)    (133,175)     (4,332)
                                  ----------   ----------   ----------  ----------
                                   2,485,599    1,999,076      300,166      12,757
                                  ----------   ----------   ----------  ----------
Total sales                       $5,911,522   $7,986,885   $  311,587  $   (3,800)
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

The Company has introduced a new Spring/Summer line of products, including tricycles and inflatables. Management plans on developing these items into a broad selection of models, and it is anticipated that these items will be sold on a full shipping-container basis directly to large retailers in North America. One such program began in Canada in February 2003, and the Company plans to build on that success.

Additionally, the Company introduced at the 2003 Toy Fair, its new licensed products under the trademarks of Flexible Flyer, Mongoose, and Schwinn. Presentations to our customers have begun, and early indications are that the products are being well received.

COST OF SALES

For the nine months ended April 30, 2003, cost of sales decreased to $4,405,557 from $5,350,319 for the nine months ended April 30, 2002. As a percentage of sales, cost of sales increased to 74.5% from 67% for the 2003 fiscal year compared to the fiscal year 2002 period. The primary reason for the increase as a percent of sales resulted from factory overhead expenses. Factory overhead expenses increased to $843,213 for the nine months ended April 30, 2003 compared to $571,015 for the nine months ended April 30, 2002. As a percent of sales, factory overhead increased to 14.3% from 10.2%. The Company has been able to maintain the factory overhead expenses in dollars in a similar range to the prior years expenses. However, since the Company did not attain the same level of sales in prior years', factory overhead as a percentage of sales increased.

Material costs increased as a percentage of sales to 50.4% for the nine months ended April 30, 2003, compared to 48.6% for the nine months ended April 30, 2002. The Company's major raw material components are resin and wood, and the Company's raw material costs are subject to the market price fluctuations of those items.

For the three months ended April 30, 2003, cost of sales increased to $472,459 from $75,210 for the three months ended April 30, 2002. The Company expensed its factory overhead expenses in both periods as well as the cost of goods for product sold under the Company's new spring/summer product line.

OPERATING EXPENSES

Operating expenses for the nine months ended April 30, 2003, increased to $2,271,096, compared to $1,789,770 for the nine months ended April 30, 2002. Included in the current period are expenses of $632,310 related to Torpedo Sports USA, Inc. Included in these expenses is non-cash, stock-based compensation of $430,099 for services performed. There remains $137,500 of deferred compensation that will be expensed as additional services are performed. The Company anticipates that such services will be performed by July 31, 2003. Other significant increases were in advertising of $16,721, insurance of $84,605, salaries and fees of $57,970, and bad debts of $16,721. These increases were offset by other operating expense decreases in commissions of $254,165 and delivery expenses of $68,724. Commission expense decreased as a direct result of the decrease in U.S. sales. The Company pays its independent sales representatives a commission on all sales they generate. Product liability insurance expense increased as a result of an increase in the insurance rate.

OTHER EXPENSES/INCOME

Interest expense decreased due to the Company being financed through a credit facility that bears interest at the effective rate of 2% per month on purchased accounts receivable. Since sales decreased for the nine months ended April 30, 2003, compared to the prior year period, the Company financed less accounts receivable.

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

                                Torpedo Sports USA, Inc.
                                (Registrant)

Date: June 23, 2003             By: /s/ Henry Fong
                                    -------------------------------------------
                                    Henry Fong
                                    Chief Executive Officer

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

Date:  June 23, 2003

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

Date:  June 23, 2003
                                     /s/  Barry S. Hollander
                                     -----------------------
                                     Barry S. Hollander
                                     Chief Financial Officer