Form 10KSB
period 2003-07-31
TORPEDO SPORTS USA INC
filed 2003-12-29
CIK 1126411

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               /X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For
                    the fiscal year ended: DECEMBER 31, 2003

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
                    REQUIRED) For transition period from to .

                        Commission File Number: 333-48746

                            TORPEDO SPORTS USA, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

NEVADA                                                                87-0567853
-------------------------------                           ----------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)


        2401 PGA BOULEVARD, SUITE 190, PALM BEACH GARDENS, FLORIDA 33410
        ----------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (561) 624-0885

                  Securities registered under Section 12 (b) of
                               the Exchange Act:
                                      NONE

                  Securities registered under Section 12 (g) of
                               the Exchange Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
Days: Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,461,648 based on the last sale price of the Registrant's common stock on December 23, 2003, ($.12 per share) as reported by the OTC Bulletin Board.

The Registrant had 13,265,999 shares of common stock outstanding as of December 23, 2003.

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

Although the former eNutrition, Inc. was the surviving corporation in the merger transaction, the stockholders and management of Torpedo Delaware acquired control of eNutrition at the effective date of the exchange. The transaction has been recorded as a reverse acquisition based on factors demonstrating that Torpedo Delaware constitutes the accounting acquirer. The management and board of directors of Torpedo Sports USA manage the post-acquisition entity.

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

 (b)  Business of Issuer

GENERAL

Torpedo Sports USA, Inc. is a holding company that operates through our wholly-owned subsidiary Torpedo. Torpedo is a sporting goods company that is a manufacturer and distributor of outdoor recreational products for children including toboggans, baby sleds, snowboards, tricycles, scooters and skateboards.

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

Due to the seasonality of the products sold, the Company offers extended payment terms to its US customers. Booking orders shipped August through October are normally due either December 10th or January 10th. For the fiscal year ended July 31, 2003, two customers, Ace Hardware and Canadian Tire, accounted for approximately $892,000 and $767,000, respectively or 15% and 13%, respectively of total sales. For the year July 31, 2002, one customer, Ace Hardware accounted for $1,078,000 or 13% of sales. Two other customers accounted for approximately $817,000 and $648,000 or 10% and 8%, respectively. The loss of any one of these three customers could have an effect on our revenues, and the loss of such customer(s) could have a material adverse effect on the Company.

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

EMPLOYEES

In the peak manufacturing and shipping season, June through November, the Company employs up to 90 persons. Off peak, the Company has 20 employees. The Company believes its relationship is good with its employees.

ITEM 2.       DESCRIPTION OF PROPERTIES

Our principal executive office is located in Palm Beach Garden, Florida consisting of approximately 980 square feet, which we sublease from a related party, Equitex 2000, Inc. The lease payment is currently $3,274 per month, and the lease expires in February 2004.

Torpedo owns a 55,000 square foot plant utilized for woodworking and metal stamping. It is located approximately 75 miles from Montreal. At this facility, raw lumber is purchased, cut to size, slatted, steamed, bent, stained, assembled and finished. The metal stamping section is used to produce metal parts for baby sleds, steel runner sleds and wood wagons. There are various loans collateralized by the building and equipment of Torpedo. The outstanding total balance on these loans as of July 31, 2003, is $656,250 CAD (approximately $468,500 US at July 31, 2003).

Torpedo also leases a 63,000 square foot facility, utilized for its injection molded product, as well as warehousing and Canadian sales and administrative operations. In this facility, the Company has seven injection molding machines ranging in capacity from 750 to 1,200 tons. The current monthly rent is $19,328 CAD ($13,798 U.S.) through January 21, 2004, and $20,617 CAD ($14,718 U.S.) per month through January 31, 2007.

Torpedo leases a distribution center in Maine that is also utilized for customer service. Rent is $8,519 per month and the lease expires February 28, 2005. In September 2003, as part of the new distribution agreement with Paricon, Inc. ("Paricon") Paricon assumed responsibility for the lease.

ITEM 3.       LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the course of its business acquisitions. Due to the Company's inability to meet its obligations timely, certain creditors have initiated legal action against the Company, some of which have received judgments for payment. Management believes that it has adequately accrued for these matters at July 31, 2003.

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

                                                            BID PRICE
                                                   HIGH                   LOW
2002 Fiscal Year
  First Quarter (October 31, 2001)                $1.038                 $.472
  Second Quarter (January 31, 2002)               $0.491                 $.491
  Third Quarter (April 30, 2002)                  $1.698                 $.491
  Fourth Quarter (July 31, 2002)                   $1.99                 $1.50

2003 Fiscal Year
  First Quarter (October 31, 2002)                 $1.50                 $0.45
  Second Quarter (January 31, 2003)                $0.67                 $0.30
  Third Quarter (April 30, 2003)                   $0.40                 $0.15
  Fourth Quarter (July 31, 2003)                   $0.40                 $0.13

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b)   Holders

The number of record holders of our common stock as of July 31, 2003, was 51 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

On June 5, 2002, we issued 35,000 shares of our $.001 par value common stock to our attorney for services performed. The shares were valued at $52,500 or $1.50 per share (the market price of the common stock on the date of issuance).

On June 5, 2002, we issued 10,000 shares of our $.001 par value common stock to a consultant for services valued at $17,500 or $1.75 per share (the market price of the common stock on the date of issuance).

In the year ending July 31, 2003, we issued the following shares of our $.001 par value common stock.

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

During the year ended July 31, 2003, the Company issued 20,000 shares of common stock for consulting services. The shares were valued at an average of $0.65 per share (the market price of the common stock on the dates of the common stock issuances) and $13,000 has been recorded as general and administrative expenses.

In July 2003 the Company issued 1,100,000 shares of its common stock in a private placement and received proceeds of $110,000.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2003 and 2002. The financial results presented for the year ended July 31, 2003, are those of Torpedo Sports Inc. on a consolidated basis with those of Torpedo Sports USA, Inc. for the period May 20, 2002 through July 31, 2002. The financial results presented for the year ended July 31, 2002 are those of Torpedo Sports Inc. on a consolidated basis with those of Torpedo Sports USA, Inc. for the period May 22, 2002 through July 31, 2003.

The independent auditors' report on the Company's financial statements as of July 31, 2003, and for each of the years in the two year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 in the notes to the consolidated financial statements.

(a)   Liquidity and Capital Resources

The Company's primary capital requirements are for the purchase of raw materials and the costs associated with manufacturing and administrative functions. For the fiscal year ended July 31, 2003, our cash generated from operations and from borrowings under our credit facility have not been sufficient to stay current with our obligations. We borrow money under a credit facility up to a maximum of $4,500,000 CAD (approximately $3,212,550 U.S. based on the July 31, 2003, exchange rate) based on accounts receivable being purchased at 85% of face value. Additionally, the Company has a seasonal inventory line up to a maximum of $800,000 CAD (approximately $571,120 U.S. based on the July 31, 2003, exchange rate) between the months of June and September. The balance owed on purchased accounts receivable bears interest at 2% per month and amounts borrowed on inventory bear interest at the Canadian prime rate plus 7.5%. As of July 31, 2003 there was $34,233 CAD (approximately $24,452 U.S.) outstanding on the inventory line and $299,204 CAD (approximately $213,717 U.S.) outstanding on purchased accounts receivable.

Cash provided by operating activities in fiscal 2003 was primarily the result of the net loss for the year adjusted for depreciation and amortization, stock based compensation expense, decrease in accounts receivable, increases in accounts payable and accrued liabilities offset by deferred income taxes and increases in inventories and prepaid expenses.

Cash used in investing activities in fiscal 2003 was for additions to capital equipment. Cash provided by financing activities in fiscal 2003 represents repayments of borrowings on the Company's credit facility, proceeds from the exercises of options, proceeds from related party receivables and a private placement of common stock.

For fiscal year ending July 31, 2004, we anticipate that our liquidity and capital resource needs will not be satisfied from cash flows generated from our operating activities, or from the credit facility arrangement described above. It will be necessary to rely on other sources available to us, including the sale of equity securities through private placements of common or preferred stock, the exercise of stock options or warrants, advances or loans from shareholders and/or other related parties, some of which may cause dilution to our stockholders. Additionally, the Company can give no assurances that it will be successful in continuing to raise the capital required to pay its past due, as well as continuing obligations.

(b)   Results of Operations

    Results of Operations for the Year Ended July 31, 2003 vs. July 31, 2002

SALES

Consolidated revenues for the year ended July 31, 2003, were $6,075,549 compared to $8,209,400 for the year ended July 31, 2002, representing a decrease in $2,133,851 or 26%. As the table below illustrates, sales in the U.S. decreased by $2,701,414, while Canadian sales increased by $567,563. Plastic products accounted for the biggest part of the U.S. decrease as sales decreased by $1,396,917. Wood goods and imported goods sales in the U.S. decreased by $1,051,921 and $200,073 respectively for the year ended July 31, 2003 compared to July 31, 2002.

                                                  2003              2002
                                            -------------      -------------

US Sales:           Plastic goods           $   1,789,176      $   3,186,093
                    Wood products               1,143,197          2,195,118
                    Imported goods                785,194            981,267
                    Discounts                    (232,003)          (175,900)
                                            -------------      -------------
                                                3,485,564          6,186,978
                                            -------------      -------------
Canadian Sales:     Plastic products            1,354,279          1,129,657
                    Wood products                 841,220          1,011,029
                    Other                         594,418            182,989
                    Discounts                    (199,932)          (301,253)
                                            -------------      -------------
                                                2,589,985          2,022,422
                                            -------------      -------------
Total Sales                                 $   6,075,549      $   8,209,400
                                            =============      =============

The overall sales decrease in the U.S. was primarily due to retailers being substantially in stock at the beginning of the 2002/2003 winter selling season. This resulted in our customers buying less product in the fall of 2002.

The sales decrease that occurred in the fall of 2002 has caused the Company to not be able to pay its obligations to trade creditors when due. Accordingly, the Company was not able to secure sufficient raw materials in a timely manner to meet its order demand in the first quarter of fiscal year ending July 31, 2004. Therefore, the Company anticipates a significant decrease in sales for the year ending July 31, 2004, compared to July 31, 2003.

COST OF SALES

For the year ended July 31, 2003, cost of sales decreased to $4,875,697 from $5,443,160 for the year ended July 31, 2002. As a percentage of sales, cost of sales increased to 80% from 66% for the 2003 fiscal year compared to fiscal year 2002. The primary reason for the increase as a percent of sales resulted from factory overhead expenses. As a percent of sales, factory overhead increased to 18.2% from 12.8%. This increase was caused by the factory overhead expenses remaining approximately the same, $1,646,728 for the year ended July 31, 2003 compared to $1,647,007 for the year ended July 31, 2002 in Canadian dollars (the operating currency), while sales decreased $2,133,851 or 26%. The Company believes its raw material costs as a percentage of sales will be consistent with prior periods in the near term.


OPERATING EXPENSES

Operating expenses for the year ended July 31, 2003, increased to $4,124,651 compared to $2,146,608 for the year ended July 31, 2002. Included in the 2003 amounts are expenses of $1,566,230 related to Torpedo Sports USA, Inc. Included in these expenses are impairment charges of $1,243,582 and non-cash stock-based compensation of $643,498 for services performed. Product liability insurance expense had a net increase as a result of an increase in the rate, offset by the decrease in sales. These increases were offset by a reduction in selling expense of $194,379 as a direct result in the decrease in U.S. sales. The Company pays its independent sales representatives a commission on all sales they generate.

OTHER INCOME (EXPENSE)

Interest expense, other, decreased for the year ended July 31, 2003 to $356,023 from $445,595 for the year ended July 31, 2002. The decrease was attributable to the Company being financed through a credit facility that bears interest at the effective rate of 2% per month on purchased accounts receivable. Since sales decreased for the year ended July 31, 2003, compared to the prior year period, the Company financed fewer accounts receivable. The Company also had foreign currency transaction gains of $136,998 for the year ended July 31, 2003 compared to $41,500 for the year ended July 31, 2002.

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

                                   Fiscal 2002
                             (dollars in thousands)

                                        First     Second      Third     Fourth
                                       Quarter    Quarter    Quarter    Quarter
                                       -------    -------    -------    -------
Net sales                              $ 4,589    $ 3,422    $    25    $   173
% of full year net sales                  55.9%      41.7%        .3%       2.1%
Earnings (loss) before income taxes    $   721    $   266    $  (456)   $  (435)

                                   Fiscal 2003
                             (dollars in thousands)

                                        First     Second      Third     Fourth
                                       Quarter    Quarter    Quarter    Quarter
                                       -------    -------    -------    -------
Net sales                              $ 3,189    $ 2,411    $   311    $   165
% of full year net sales                  52.5%      39.7%       5.1%       2.7%
Earnings (loss) before income taxes    $   305    $  (634)   $  (739)   $(2,196)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 CONSOLIDATION OF VARIABLE INTEREST ENTITIES. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation No. 46 did not have an impact on the Company's consolidated results of operation, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. This standard established financial statement disclosure requirements for companies that enter into or modify certain types of guarantees subsequent to December 31, 2002. Beginning in calendar 2003, the standard requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The adoption of this interpretation did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective August 1, 2002, and has applied the provisions of SFAS No. 144 in connection with its accounting for the impairment of long-lived assets (Notes 5). Management does not believe the application of SFAS No. 144 resulted in a 2003 impairment charge different from that under previous accounting standards.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The company adopted the disclosure-only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At July 31, 2003, deferred tax assets primarily represent net operating loss carry forwards which have been fully allowed for.

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

Based on our assessment of the factors discussed above, we consider our subsidiary's local currency to be the functional currency. Accordingly we had a cumulative translation loss of $108,735 included as part of accumulated other comprehensive loss within our balance sheet at July 31, 2003. During 2003 and 2002, translation adjustments of $(120,591) and $9,866, respectively, were included in accumulated other comprehensive income. Had we determined that the functional currency of our subsidiary was the United States dollar, these amounts would have increased our net income and decreased our net loss for the years ended July 31, 2003 and 2002, respectively.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE CONTROL ACT

The Company has adopted a Code of Ethics for its financial management staff. The Code of Ethics is attached herewith as Exhibit 99.1.

(a)   Identification of Directors and Executive Officers

                           Positions and       Length of
     Name           Age       offices           service
--------------     -----   -------------       ---------

Henry Fong           67    Director, Chief     Since 2002
                           Executive Officer

Edward E. Shake      59    Chief Operating     Since 2002  resigned October 2003
                           Officer

Barry S. Hollander   46    Chief Financial     Since 2002
                           Officer

Thomas B. Olson      37    Secretary           Since 2002

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

EDWARD E. SHAKE
Mr. Shake has spent the past twenty-five years in the sporting goods industry. Mr. Shake has been the president and chief operating officer of VP Sports, Inc. ("VP") since 1999. VP is a US sporting goods holding company that through its wholly owned Canadian subsidiary owned 100% of Victoria Precision, Inc. ("VPI") and Torpedo Sports, Inc. From September 1996 to 1999 he served as a divisional president of Brunswick Corporation. Prior to that Mr. Shake was president of Roadmaster Corporation until 1996 when the business was sold to Brunswick. During his tenure at Roadmaster, Mr. Shake was responsible for the formulation, development and implementation of a business plan that built Roadmaster into one of the leading domestic bicycle producers. Mr. Shake holds a BS and MS from University of Tennessee and completed the Harvard University Advanced Management Program. Mr. Shake resigned in October 2003.

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

THOMAS B. OLSON
Mr. Olson has served as secretary to Torpedo Sports USA, Inc. since April 2002. Mr. Olson has been secretary of Equitex, Inc. since January 1988. From February 1990 to February 2000, Mr. Olson was a director, and from May 1994 to February 2000, secretary of Immune Response, Inc., a publicly held investee of Equitex which merged with Opticon Medical, Inc., in February 2000. Since March 2003, Mr. Olson has been a director of Chex Services, Inc., a wholly owned subsidiary of Equitex, Inc. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

(b)   Significant Employees

Not applicable.

(c)   Involvement in Certain Legal Proceedings

Not applicable.

                COMPLIANCE WITH SECTION 16(a) OF THE CONTROL ACT

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires our officers, directors and persons who own more than ten percent of our voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide us with copies of all Section 16 reports they file. Based solely upon its review of such reports received by us, or written representation from certain persons that they were not required to file any reports under Section 16, we believe that, during the fiscal years ending July 31, 2003 and 2002, our officers and directors have complied with all
Section 16 filing requirements.


ITEM 10.      EXECUTIVE COMPENSATION

(a)   General

Henry Fong, our chief executive officer, received a salary of $30,000 during the year ended July 31, 2003.

Edward E. Shake, our chief operating officer, received $75,000 in salary for each of the fiscal years ended July 31, 2003 and 2002.

Barry S. Hollander, our chief financial officer received $45,000 in salary for each of the fiscal years ended July 31, 2003 and 2002.

(b)   Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the year ended July 31, 2003 and 2002.

                                    Annual Compensation            Long-Term
Name and                                           Other Annual   Compensation     All Other
Principal Position        Year   Salary    Bonus   Compensation   Options/SARs   Compensation
------------------        -----  ------    -----   ------------   ------------   ------------
Henry Fong, Chief         2003   $30,000      -               -
Executive Officer         2002     -          -               -

Edward E. Shake,
Chief Operating Officer   2003   $75,000      -               -
                          2002   $75,000      -               -

Barry S. Hollander,
Chief Financial Officer   2003   $45,000      -               -
                          2002   $45,000      -               -

Thomas B. Olson
Secretary                 2003   $30,000      -               -
                          2002   $ 5,000      -               -

(c)   Option/SAR Grants Table

The following table sets forth information regarding Options/SAR grants to the named executive officers during the year ended July 31, 2003.

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

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                     Value
                                                          Number of             of Unexercised
                                                      Securities Underlying         in the
                                                       Unexercised Options        Money Options
                                                        /SARs at FY-End         /SARs at FY-End
                     Shares Acquired      Value         Exercisable/             Exercisable
      Name             on Exercise      Received(1)     /Unexercisable         /Unexercisable(1)
----------------     ---------------    -----------    -----------------       -----------------
Barry S. Hollander        75,000                             122,000/0

(1) Based on July 31, 2003, closing bid price of $0.19, less exercise price of $.26.

(e)   Compensation of Directors

Our sole director did not receive any compensation during the years ended July 31, 2003 and 2002.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management

The following table contains information as of July 31, 2003, for any person, known to us, to be the beneficial owner of more than five (5) percent or more of the outstanding shares of the class, each person who is a director or executive officer of us and all persons as a group who are directors and executive officers and as to the percentage of outstanding shares so held by them as of July 31, 2003.

                          Name                  Amount
  Title of           and Address of          and Nature of         Percent of
    Class           Beneficial Owner       Beneficial Owner         Class(1)
-----------         ----------------       ----------------        -----------

Common Stock       Equitex 2000, Inc.
                   7315 E Peakview Ave
                   Englewood CO 80111         1,046,056                 9.3%

Common Stock           Wayne Mills
                     5020 Blake Rd S
                     Edina MN 55436           1,490,630                13.2%

Common Stock      Gulfstream Financial
                      Partners, LLC
                   7315 E Peakview Ave
                   Englewood CO 80111         1,023,065                 9.1%

Common Stock      USA Skate Corporation
                   2401 PGA Blvd #190
                 Palm Bch Grdns FL 33410      1,060,673                 9.4%

Common Stock           Henry Fong
                   7315 E Peakview Ave
                   Englewood CO 80111         2,450,046(2)             21.0%

Common Stock         Edward E. Shake
                   5354 N Lakewood Rd
                     Olney IL 62450           1,070,440(3)              9.2%

Common Stock       Barry S. Hollander
                   2401 PGA Blvd #190
                 Palm Bch Grdns FL 33410        381,335(4)              3.3%

Common Stock         Thomas B. Olson
                   7315 E Peakview Ave
                   Englewood CO 80111            54,520                  .5%

Common Stock     Pyramid Partners, L.P.
                 c/o Perkins Capital Mgmt
                    730 East Lake St
                    Wayzata MN 55391          1,000,000                 8.9%

Common Stock        All officers and
                  directors as a group
                       (4 persons)            1,872,603(5)             15.5%

(1) As of July 31, 2003, 11,282,999 shares of our common stock were outstanding.
(2) Includes 365,000 shares underlying options granted under our 2002 Stock Option Plan; includes 1,023,065 shares of common stock owned by a partnership in which Mr. Fong is a partner; includes 1,060,673 shares owned by a corporation in which Mr. Fong is an 80% shareholder.
(3) Includes 123,900 shares in the Edward E. Shake SEP, 192,000 shares in the Edward E. Shake IRA and 300,000 shares underlying options granted under our 2002 Stock Option Plan.
(4) Includes 122,000 shares underlying options granted under our 2002 Stock Option Plan.
(5) Includes 787,000 shares underlying options granted under our 2002 Stock Option Plan.
(c)   Changes in Control

We are unaware of any arrangements that may, at a subsequent date, result in a change in control of our company.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2002, an employee loaned us $85,000 CAD ($53,975 U.S.). The loan bore interest at 2% per month, was unsecured and was due on demand. The loan was repaid in October 2002. In July 2003, the same employee loaned us $50,000 CAD ($35,695U.S.). In July 2003, $13,000 CAD ($9,281U.S.) of this loan was repaid.

In April 2002 we issued 8,000,000 warrants to purchase our common stock to the shareholders of VP Sports, Inc. ("VP"). The warrants were exercisable at $.10 per share. The Company received $193,215 and issued 1,932,150 shares of its common stock from the exercise of these warrants. In addition, the Company issued 5,429,290 shares of its common stock in exchange for subscription and related party receivables from VP. VP recorded the payable to Torpedo in lieu of making payments for amounts owed to the shareholders who received the warrants. At July 31, 2003, the Company analyzed the ability to collect the receivable from VP Sports and determined that it was necessary to reserve the entire amount. Accordingly, $542,929 has been recorded as impairment of a related party receivable in the financial statements.

The Company also issued 638,560 shares of its common stock in exchange for subscription and related party receivable from officers and affiliates of the Company for $60,133 and $3,723, respectively.

In 2000, three separate affiliated companies advanced Torpedo $245,000, $200,000 and $100,000, respectively. The advances bear interest at 9% per annum and have no specific due date. During the year ended July 31, 2003, additional advances were made to Torpedo or for its benefit from two of the same affiliated companies of $96,500 and $313,660, respectively. These amounts are classified as related party advances and notes payable on the July 31, 2003, balance sheet. A separate affiliate company advanced Torpedo $60,000 in June 2003. As of July 31, 2003, Torpedo owes VP $664,343 for advances substantially made in 2000,and $1,169,821 to other affiliated companies. These amounts are included in related party advances and notes payable. Management has received confirmations from these affiliated companies stating that although the amounts are due on demand that they do not anticipate making such demand during the fiscal year ending July 31, 2004.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits required by Item 601 of Regulation S-B

        Exhibit 31 - Certification pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002

        Exhibit 32 - Certification pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

        Exhibit 99.1 - Torpedo Sports USA, Inc. Code of Ethics for Senior Financial Management

    (b) Reports on Form 8-K
        nONE

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: December 29, 2003          TORPEDO SPORTS USA, INC.
                                 (Registrant)


                                  By /S/ HENRY FONG
                                    ------------------------
                                     Henry Fong, Chief Executive Officer



                                  By  /S/ BARRY S. HOLLANDER
                                    ------------------------
                                    Barry S. Hollander, Chief Financial and
                                    Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: December 29, 2003             /S/ HENRY FONG
                                    --------------
                                    Henry Fong, Chief Executive Officer
                                    and Director

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JULY 31, 2003 AND 2002




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


Independent auditors' report                                                 F-1

Consolidated financial statements:

  Consolidated balance sheet                                                 F-2

  Consolidated statements of operations                                      F-3

  Consolidated statements of comprehensive (loss) income                     F-4

  Consolidated statements of changes in shareholders' equity (deficit)       F-5

  Consolidated statements of cash flows                                      F-6

  Notes to consolidated financial statements                                 F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Torpedo Sports USA, Inc.

We have audited the accompanying consolidated balance sheet of Torpedo Sports USA, Inc. and subsidiary as of July 31, 2003, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torpedo Sports USA, Inc. and subsidiary as of July 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of $3,458,072 for the year ended July 31, 2003, and a shareholders' deficit of $2,152,023 as of July 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
December 22, 2003

             TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEET

                          JULY 31, 2003

                              ASSETS

Current assets:
  Cash                                                            $     18,910
  Accounts receivable, net (Note 3)                                     71,044
  Inventories (Note 4)                                                 711,279
  Prepaid expenses                                                     291,997
                                                                  ------------
      Total current assets                                           1,093,230
                                                                  ------------
Property, plant and equipment, net (Note 5, 6 and 7)                 1,028,933
                                                                  ------------
                                                                  $  2,122,163
                                                                  ============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt (Note 6)                      $    706,666
  Current portion of obligations under capital lease                    33,288
  Accounts payable                                                   1,038,411
  Accrued expenses                                                     316,913
  Related party payables and accruals (Notes 7 and 8)                  254,014
  Related party advances and note payable (Note 7)                   1,860,455
                                                                  ------------
      Total current liabilities                                      4,209,747
                                                                  ------------
  Obligations under capital lease, net of current portion               64,439
                                                                  ------------
      Total liabilities                                              4,274,186
                                                                  ------------

Commitments and contingencies (Note 9)

Shareholders' deficit (Note 11):
  Common stock, par value $.001 per share, 50,000,000 shares
    authorized; 11,282,999 shares issued and outstanding                11,283
  Additional paid-in capital                                         2,022,507
  Stock subscriptions and related party receivable (Note 8)            (24,056)
  Accumulated deficit                                               (4,053,022)
  Accumulated other comprehensive loss                                (108,735)
                                                                  ------------
      Total shareholders' deficit                                   (2,152,023)
                                                                  ------------
                                                                  $  2,122,163
                                                                  ============

                See notes to consolidated financial statements.

             TORPEDO SPORTS USA, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

                YEARS ENDED JULY 31 2003 AND 2002

                                                         2003           2002
                                                    ------------   ------------
Net sales                                           $  6,075,549    $ 8,209,400
Cost of sales                                          4,875,697      5,443,160
                                                    ------------   ------------
   Gross profit                                        1,199,852      2,766,240
                                                    ------------   ------------

Operating expenses:
   Selling expense                                       879,694      1,074,073
   General and administrative expense                  1,116,484        881,335
   Related party management fees (Note 8)                241,391        191,200
   Stock-based compensation expense                      643,500
   Impairment of related party receivables (Note 8)      924,836
   Impairment of machinery and equipment (Note 2)        318,746
                                                    ------------   ------------
                                                       4,124,651      2,146,608
                                                    ------------   ------------
(Loss) income from operations                         (2,924,799)       619,632
                                                    ------------   ------------
Other income (expense):
   Interest expense:
     Related parties (Note 7)                           (120,465)      (119,392)
     Other (Note 6)                                     (356,023)      (445,595)
   Foreign currency transaction gains                    136,998         41,500
                                                    ------------   ------------
                                                        (339,490)      (523,487)
                                                    ------------   ------------

(Loss) income before income taxes                     (3,264,289)        96,145
Income tax (expense) benefit (Note 10)                  (193,783)       184,211
                                                    ------------   ------------
Net (loss) income                                   $ (3,458,072)     $ 280,356
                                                    ============   ============


Basic and diluted net (loss) income  per share           $ (0.34)        $ 0.06
                                                    ============   ============

Weighted average number of common
  shares outstanding:
    Basic                                             10,241,109      4,683,021
                                                    ============   ============
    Diluted                                           10,241,109      4,818,058
                                                    ============   ============

                See notes to consolidated financial statements.

             TORPEDO SPORTS USA, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                YEARS ENDED JULY 31, 2003 AND 2002



                                                         2003           2002
                                                    ------------    ------------
Net (loss) income                                   $ (3,458,072)   $    280,356

Change in foregin currency translation adjustments      (120,591)          9,866
                                                    ------------    ------------

Comprehensive (loss) income                         $ (3,578,663)   $    290,222
                                                    ============    ============

                See notes to consolidated financial statements.

             TORPEDO SPORTS USA, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                YEARS ENDED JULY 31, 2003 AND 2002
                             (NOTE 1)

                                                                    Stock
                                                                 subscriptions
                                                                    and
                                  Common Stock       Additional    related       Accumulated other
                               --------------------   paid-in       party          comprehensive     Accumulated
                                 Shares     Amount    capital     receivable       income (loss)       deficit         Total
                               ----------  --------  ----------  -------------   -----------------   -----------   ------------

Balances, August 1, 2001        1,999,999  $  2,000  $  428,920                  $           1,990   $  (875,306)  $   (442,396)

Common stock issued in
 exchange for cash and
 receivables                    8,000,000     8,000     741,990  $    (606,985)                                         143,005

                               ----------  --------  ----------  -------------    ----------------   -----------   ------------
Balances as of May 20,
 2002, date of reverse
 acquisition (Note 1)           9,999,999    10,000   1,170,910       (606,985)              1,990      (875,306)      (299,391)

Common stock issued for
 services                          45,000        45      69,955                                                          70,000

Common stock issued upon
 exercise of stock options         18,000        18       4,662                                                           4,680

Change in cumulative currency
 translation adjustment                                                                      9,866                        9,866

Net income                                                                                               280,356        280,356

                               ----------  --------  ----------  -------------    ----------------   -----------   ------------
Balances, July 31, 2002        10,062,999    10,063   1,245,527       (606,985)             11,856      (594,950)        65,511

Common stock issued for
 services                          25,000        25      18,475                                                          18,500

Warrants issued for services                             75,000                                                          75,000

Impairment of related party
 receivable                                                            582,929                                          582,929

Amortization of deferred
 compensation cost in
 connection with warrants
 issued for services                                    550,000                                                         550,000

Common stock issued upon
 exercise of stock options         95,000        95      24,605                                                          24,700

Common stock issued in private
 placement                      1,100,000     1,100     108,900                                                         110,000

Change in cumulative currency
 translation adjustment                                                                   (120,591)                    (120,591)

Net loss                                                                                              (3,458,072)    (3,458,072)

                               ----------  --------  ----------  -------------    ----------------   -----------   ------------

Balances, July 31, 2003        11,282,999  $ 11,283  $2,022,507  $     (24,056)   $       (108,735)  $(4,053,022)   $(2,152,023)
                               ==========  ========  ==========  =============    ================   ===========   ============

                See notes to consolidated financial statements.

              TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED JULY 31, 2003 AND 2002

                                                               2003           2002
                                                            -----------   -----------
Cash flows provided by operating activities:
Net (loss) income                                           $(3,458,072)    $ 280,356
                                                            -----------   -----------
Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
    Provision for doubtful accounts receivable                   48,832
    Depreciation and amortization                               236,728       188,168
    Impairment of related party receivables                     924,836
    Impairment of machinery and equipment                       318,746
    Stock-based compensation expense                            643,500        70,000
    Deferred income taxes                                       193,783      (184,211)
    Changes in assets and liabilities:
       Decrease in accounts receivable                          131,552       197,476
       Decrease (increase) in inventories                       891,496      (207,304)
       Increase in prepaid expenses                             (51,460)      (74,269)
       Increase in acounts payable and accrued liabilities      136,878       295,550
      Decrease in related party payables                         39,374
                                                            -----------   -----------
Total adjustments                                             3,514,265       285,410
                                                            -----------   -----------
Net cash provided by operating activities                        56,193       565,766
                                                            -----------   -----------

Cash flows from investing activities:
  Capital expenditures                                         (143,473)     (344,710)
                                                            -----------   -----------
Net cash used in investing activities                          (143,473)     (344,710)
                                                            -----------   -----------

Cash flows from financing activities:
  Retirement of common stock                                                  (50,000)
  (Decrease) increase in bank indebtedness                     (321,442)      163,173
  Repayment of loan, related party                              (65,712)     (270,253)
  Repayment of long-term debt and capital lease obligation     (165,266)     (164,556)
  Proceeds from notes payable, related parties                  497,047        54,184
  Proceeds from exercise of stock options                        24,700       197,685
  Proceeds from private placement of common stock               110,000
  Decrease (increase) in related party receivables              115,850      (210,446)
  Advances to related parties                                   (71,700)      (69,500)
                                                            -----------   -----------
Net cash provided by (used in) financing activities             123,477      (349,713)
                                                            -----------   -----------

Effect of foreign exchange rate changes on cash                 (26,459)       (3,583)
                                                            -----------   -----------

Increase (decrease) in cash                                       9,738      (132,240)
Cash, beginning of year                                           9,172       141,412
                                                            -----------   -----------

Cash, end of year                                           $    18,910       $ 9,172
                                                            ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   486,000   $   577,400
                                                            ===========   ===========

Supplemental disclosure of non-cash investing and
  financing activities:
     Capital lease obligation incurred for
       machinery and equipment                              $   105,887
                                                            ===========

                See notes to consolidated financial statements.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------


1.   BUSINESS, ORGANIZATION, BASIS OF PRESENTATION, AND GOING CONCERN:

     BUSINESS:

     Torpedo Sports USA, Inc., a Delaware corporation ("Torpedo Sports" or, the "Company"), through its wholly-owned Canadian subsidiary Torpedo Sports Inc. ("Torpedo") manufactures and distributes outdoor recreational products for children, including toboggans, sleds, saucers and snowboards for sale in Canada and the United States. In 2003, the Company also introduced a new spring/summer line of products, including tricycles, bicycles, wagons, and inflatables for sale in Canada and the United States. The Company operates in one business segment.

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

     On May 20, 2002, immediately following the HI-Q transaction described above, eNutrition acquired all of the issued and outstanding common shares of Torpedo Sports and its subsidiary Torpedo in exchange for 8,000,000 shares of eNutrition common stock issued to the Torpedo Sports shareholders. eNutrition was subsequently merged into Torpedo Sports, with Torpedo Sports representing the surviving entity.

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

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

1.   BUSINESS, ORGANIZATION, BASIS OF PRESENTATION, AND GOING CONCERN
     (CONTINUED):

     BASIS OF PRESENTATION:

     The accompanying consolidated financial statements present the consolidated financial position of Torpedo Sports and its subsidiary Torpedo as of July 31, 2003, and the results of operations and cash flows of Torpedo Sports and Torpedo for the years ended July 31, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     GOING CONCERN AND MANAGEMENT'S PLANS:

     The Company's financial statements for the year ended July 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $3,458,072 for the year ended July 31, 2003, and reported a shareholders' deficit of $2,152,023 at July 31, 2003. The Company has not been able to meet its obligations in a timely manner and has not been able to procure significant quantities of raw materials in the first quarter of fiscal year ending July 31, 2004, in order to meet its customers' orders. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue at a going concern.

     Management has implemented several plans and initiatives it believes, but cannot assure, will allow the Company to maintain some of its core business. These plans and initiatives include the following:

     a. In September 2003, Torpedo signed an exclusive distributor agreement with a South Paris, Maine based Company (the "Distribution Agreement"). Under the terms of the Distribution Agreement, the distributor is to open transferable letters of credit to Torpedo, which Torpedo can then transfer to a third party supplier. The third party supplier is to ship directly to the distributor. The distributor will be responsible for all U.S. warehouse, distribution and selling costs. The anticipated effect of the Distribution Agreement on the Company is reduced sales, as it will sell to the distributor at lower prices than it was selling directly, offset by reduced costs, as costs of the warehouse distribution center and selling costs will be eliminated. Gross margins may also be reduced, as the Company is now outsourcing certain production, which was previously manufactured at its leased facility.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

1.   BUSINESS, ORGANIZATION, BASIS OF PRESENTATION, AND GOING CONCERN
     (CONTINUED):

     GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

         The Distribution Agreement also provides for royalties on products purchased by the Distributor from other suppliers.

     b. In order to reduce fixed costs, Torpedo negotiated for an early termination of its Montreal facilities lease with its lessor in November 2003 (originally through February 2007) and anticipates a termination fee of approximately $125,000 CDN. Torpedo intends to operate its own wood manufacturing facility, outsource plastic product in Canada, and share office space with a related Montreal based company.

     c. In July 2003, the Board of Directors approved a private placement of up to 3,000,000 shares of the Company's common stock at $0.10 per share (Note 11).

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

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     PROPERTY, PLANT AND EQUIPMENT (CONTINUED):


             Building                                           25 years
             Machinery, furniture and equipment                  5 years
             Molds, tools and dies                               5 years
             Leasehold improvements                              5 years
             Vehicles                                            3 years

     Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers projected cash flow data and available appraisal information. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from the long-lived assets are less than the amount of unamortized assets. Based on its evaluation, which considered management's decision to cease manufacturing plastic injected products, the Company reduced the carrying value of certain machinery and equipment used in plastic injection production by recording an impairment charge of $318,746 for the year ended July 31, 2003.

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

     The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturities of these instruments. The fair value of the Company's long-term debt approximates carrying value due to the short maturities of these instruments or based on market rates currently available to the Company. The fair values of related party receivables and payables are not practicable to estimate due to the related party nature of the underlying transactions.

     REVENUE RECOGNITION:

     Revenue is recognized when products are shipped to customers. Net revenues consist of sales revenue reduced by sales returns and allowances, discounts, rebates and cooperative advertising.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     FOREIGN CURRENCY TRANSACTIONS:

     The financial statements of the Company's foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated to U.S. dollars at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity (deficit).

     Gains and losses from foreign currency transactions are included in net income (loss).

     ADVERTISING:

     Advertising costs are expensed as incurred and were approximately $229,700 and $165,700 during the years ended July 31, 2003 and 2002, respectively.

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

     Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income
     (loss) per share would have changed to the pro forma amounts indicated below:

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     STOCK-BASED COMPENSATION (CONTINUED):
                                                         2003           2002
                                                    -----------    ------------
      Net (loss) income, as reported                $(3,458,072)   $    280,356
      Total stock-based employee compensation
       expense determined under fair value based
       method forall awards                                            (178,000)
                                                    -----------    ------------

      Net (loss) income, pro forma                  $(3,458,072)   $    102,356
                                                    ===========    ============

      Net (loss) income per share, as reported      $     (0.34)   $       0.06
      Net (loss) income per share, pro forma        $     (0.34)   $       0.02

     No stock options were granted in 2003. The fair value of options granted during 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                  Expected dividend yield                           0%
                  Expected stock price volatility                  139%
                  Risk-free interest rate                          3.2%
                  Expected life of options                        2 years

     COMPREHENSIVE INCOME:

     SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in comprehensive income (loss).

     INCOME TAXES:

     Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements, and a deferred income tax asset or liability is recognized for temporary differences between the Company's financial statements and tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income
     (loss) in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

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

     Income (loss) per share is computed based on the weighted average number of common shares outstanding during the year. Stock options and warrants are not considered in the 2003 calculation, as the impact of the potential common shares (1,387,000 shares at July 31, 2003) would be to decrease loss per share. The historical loss per share of Torpedo Sports prior to the merger has been presented to reflect the new capital structure. Torpedo did not have any equity instruments outstanding prior to the date of the merger.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED):

     In January 2003, the FASB issued FASB Interpretation No. 46 CONSOLIDATION OF VARIABLE INTEREST ENTITIES. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation No. 46 did not have an impact on the Company's consolidated results of operation, financial position or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. This standard established financial statement disclosure requirements for companies that enter into or modify certain types of guarantees subsequent to December 31, 2002. Beginning in calendar 2003, the standard requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The adoption of this interpretation did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective August 1, 2002, and has applied the provisions of SFAS No. 144 in connection with its accounting for the impairment of long-lived assets (Notes 5). Management does not believe the application of SFAS No. 144 resulted in a 2003 impairment charge different from that under previous accounting standards.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED):

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The company adopted the disclosure-only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

3.   RISK CONSIDERATIONS:

     INTERNATIONAL OPERATIONS:

     The Company's subsidiary operations (Torpedo) are primarily located in Montreal Canada. Torpedo transactions are primarily conducted in Canadian dollars (the currency into which Torpedo's historical financial statements has been translated). As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations, and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

     CREDIT RISK AND SIGNIFICANT CONCENTRATIONS:

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company sells its products principally to retailers. Accounts receivable credit risk is mitigated through the Company's use of credit reviews that are considered in determining credit policies and the allowance for doubtful accounts. The Company provides allowances for expected sales returns, discounts, rebates and cooperative advertising. At July 31, 2003, the Company has recorded an allowance for doubtful accounts receivable of approximately $44,800. During the year ended July 31, 2003, two customers accounted for approximately 14% and 13%, respectively of net sales. During the year ended July 31, 2002, one customer accounted for approximately 13% of net sales, two other customers accounted for 10% and 8% of net sales, respectively.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

4.   INVENTORIES:

     Inventories consist of the following at July 31, 2003:

             Raw materials                             $    296,489
             Work-in-process                                 88,653
             Finished goods                                 326,137
                                                       ------------
                                                       $    711,279
                                                       ============

5.   PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant and equipment is comprised of the following at July 31, 2003:

             Land                                      $     19,705
             Building                                       264,349
             Machinery, furniture and equipment             792,379
             Molds                                          570,962
             Tools and dies                                  47,542
             Vehicles                                        50,228
             Leasehold improvements                          15,420
                                                       ------------
                                                          1,760,585
             Less accumulated depreciation                 (731,652)
                                                       ------------
                                                       $  1,028,933
                                                       ============

     Depreciation and amortization expense for the years ended July 31, 2003 and 2002 was $236,728 and $188,168, respectively.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

6.   LONG-TERM DEBT:

     At July 31, 2003, the Company has the following long-term debt outstanding:

       Torpedo lines of credit [A]                                  $   238,169

       Note payable to bank; interest at the Canadian prime rate
       (4.5% at July 31, 2003); principal and interest payable
       monthly in installments of CAD$11,425 (US$8,119) through
       December 2009, at which time remaining unpaid principal
       and interest is due; collateralized by inventories and
       accounts receivable; at July 31, 2003, the Company was in
       arrears on certain principal payments [B]                        457,788

       Notes payable bank; interest at the Canadian prime rate
       (4.5% at July 31, 2003) plus .5%; principal and interest
       payable monthly in installments of CAD$1,961 (U.S.$1,393);
       maturity date is February 2004, loan is collateralized by
       inventories, receivables, and certain machinery and
       equipment; at July 31, 2003, the Company was in arrears on
       certain principal payments [B]                                    10,709
                                                                    -----------
         Current long-term debt (all current)                       $   706,666
                                                                    ===========


       [A] Torpedo has available a line of credit under which it can borrow up to a maximum of CAD$4,500,000 (U.S.$3,212,550 at July 31, 2003)
           through November 2004. Advances under this line of credit are made at 85% of the face value of eligible accounts receivable, as defined, and as accepted by the lender. Borrowings under this line of credit are collateralized by accounts receivable, inventories, and certain machinery and equipment, and bear interest at 2% per month. The outstanding balance on this line of credit was $213,717 at July 31, 2003.

           Torpedo also has available an inventory line of credit under which it can borrow up to a maximum of CAD$800,000 (U.S.$571,120 at July 31, 2003) through November 2004. This line of credit is available to Torpedo between the months of June and September, or later if extended. Borrowings under this line of credit are collateralized by inventories, and bear interest at the Canadian prime rate (4.5% at July 31, 2003) plus 7.5%. The outstanding balance on this line of credit was $24,452 at July 31, 2003.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

6.   LONG-TERM DEBT (CONTINUED):

           At July 31, 2003, Torpedo was in default on certain covenants related to the lines of credit.

       [B] At July 31, 2003, the Company is in arrears on principal and interest payments due on these notes payable, and the bank has initiated legal proceedings against the Company. The Company is in negotiations with the bank to settle the amounts due; however, the Company can make no assurance that such negotiations will be successful. Accordingly, the entire loan balances are classified as current.

       Scheduled payments of long-term debt are as follows:

               2004                                                 $   340,257
               2005                                                      68,534
               2006                                                      68,534
               2007                                                      68,534
               2008                                                      68,534
               Thereafter                                                92,273
                                                                    -----------
                                                                    $   706,666
                                                                    ===========

7.   RELATED PARTY NOTES AND ADVANCES PAYABLE:

     Related party notes and advances payable at July 31, 2003, consist of the following:

       Advances payable to VP Sports, Inc., a company affiliated
       through common control; interest at 9%; unsecured and due
       on demand                                                    $   664,343

       Advances payable to companies affiliated through common
       ownership and control by an officer of the Company;
       interest at 8% to 10%; collateralized by substantially
       all assets of the Company, and due on demand [A]               1,169,821

       Note payable to employee of Torpedo; interest at 2% per
       month; unsecured and due on demand                                26,291
                                                                    -----------
                                                                    $ 1,860,455
                                                                    ===========

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

7.   RELATED PARTY NOTES AND ADVANCES PAYABLE (CONTINUED):

       [A]In August 2002, the Company's Chief Executive Officer loaned the
          Company $15,000, at an interest rate of 10%. This amount was repaid in October 2002. At August 1, 2002, the Company had related party notes and advances payable of $548,661 In June 2003, the Company's Chief Executive Officer loaned the company $40,000 at an interest rate of 10%. This loan is due on demand. During the year ended July 31, 2003, the Company also received $581,160 of loans and advances from parties affiliated through common ownership. These loans and advances bear interest at 8% and are due on demand.

     Related party interest expense for the years ended July 31, 2003 and 2002, is $120,465 and $119,392. Interest payable to related parties at July 31, 2003, is $141,435.

8.   OTHER RELATED PARTY TRANSACTIONS:

     ADVANCES RECEIVABLE:

     During the year ended July 31, 2002, the Company advanced $341,907 to Vic Hockey Company, Inc., a company affiliated through common control, located in Quebec, Canada ("Vic"). Approximately $209,000 of these advances were collateralized by second positions of certain machinery and equipment. At July 31, 2003, the Company determined that it was unlikely it would receive any proceeds from these advances, and as a result, $341,907 is included in the impairment of related party receivables for the year ended July 31, 2003.

     At July 31, 2002, the Company had unsecured advances receivable of $69,500 from VP Sports, Inc. ("VP Sports"), a company affiliated through common ownership. During the year ended July 31, 2003, the Company advanced an additional $16,400 to VP Sports and its subsidiary, Victoria Precision, Inc. ("Victoria Precision"), located in Quebec, Canada. The Company received $94,250 from VP Sports and its subsidiary in 2003. At July 31, 2003, the Company has a payable to VP Sports of $8,350, which is included in related party payables and accruals.

     STOCK SUBSCRIPTIONS AND RELATED PARTY RECEIVABLE:

     In April 2002, the Company issued 5,429,290 shares of its common stock in exchange for subscription and related party receivables from VP Sports. At July 31, 2003, the Company analyzed the ability to collect the receivable from VP Sports and determined that it was necessary to allow for the entire amount. Accordingly, $582,929 has been recorded as an impairment of related party receivables in the financial statements.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

8.   OTHER RELATED PARTY TRANSACTIONS (CONTINUED):

     INVENTORY PURCHASES:

     During the years ended July 31, 2003 and 2002, the Company purchased $3,054 and $59,500 of inventory materials from Victoria Precision. At July 31, 2003, the Company has an unsecured, non-interest bearing payable to Victoria Precision of $5,112.

     MANAGEMENT AGREEMENT:

     The Company has a month-to-month management agreement with VP Sports for executive management and administrative services. During the years ended July 31, 2003 and 2002, the Company incurred management fees of $241,391 and $191,200. At July 31, 2003, management fees payable are $104,229.

9.   COMMITMENTS AND CONTINGENCIES:

     LEASES:

     The Company leases its Canadian manufacturing and office facilities under a non-cancellable operating lease, which expires in January 2007. This lease provides for an option to renew for an additional five-year term In November 2003, the Company negotiated with the lessor for an early termination of the lease. Under the terms of the termination agreement, the Company is to occupy the premises and pay rent through January 31, 2004, at which time the Company will vacate the premises. The Company will be responsible to pay an additional three months rent, as well as attorney costs, the total of which will be approximately $125,000 CAD (US$89,237). After January 31, 2004 the Company plans to share office space with a related Montreal company.

     The Company leases its U.S. sales and distribution facility under an operating lease that expired in February 2003 with an option to renew for a two-year period. The lease was cancelled in conjunction with a Distribution Agreement with the Company's exclusive U.S. distributor. The Company has no future obligations regarding these premises.

     Torpedo Sports' executive office space is leased through March 2004, with a monthly rental of $3,064.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     CONSULTING AGREEMENTS:

     In May 2002, the Company entered into a three-month agreement for marketing and promotional services, with options to renew the agreement for up to one year. For the first three months of service, the Company issued 10,000 shares of common stock valued at $1.50 per share, the market price of the common stock on the date of issuance. In August 2002, the Company extended the agreement to December 31, 2002, and issued 10,000 shares of common stock valued at $1.10 per share (the market price of the common stock on the date of the issuance). The Company recorded $11,000 as general and administrative expenses. In April 2003 the Company extended the agreement for an additional three months and issued 10,000 shares of common stock valued at $.20 per share (the market price of the common stock on the date of the issuance). The Company recorded $2,000 as general and administrative expenses.

     In September 2002, the Company entered into a one-year business consulting and financial advisory agreement, which provides for services to be provided in phases. Compensation under the agreement is based in part on the completion of stated objectives. Upon exercise of the agreement, the Company granted a warrant to the consultant to purchase up to 1,000,000 shares of common stock at $1.25 per share, the market price of the Company's common stock on the date of issuance. This warrant is exercisable through September 2004, and was valued at approximately $550,000 utilizing the Black Scholes option pricing model. The agreement also provides for a financing commission to be paid in cash, equal to 10% of the aggregate amount of cash received by the Company in a financing agreement resulting from the direct efforts of the consultant. The Company has amortized the $550,000 as of July 31, 2003 as the stated objectives have been substantially completed.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     LITIGATION:

     The Company is involved in various claims and legal actions arising in the course of its business acquisitions. Due to the Company's inability to meet its obligations timely, certain creditors have initiated legal action against the Company, some of which have received judgments for payment. Management believes that it has adequately accrued for these matters at July 31, 2003.

10.  INCOME TAXES:

     At July 31, 2003, the Company's net deferred tax assets consist of the following:

     Long-term deferred tax assets:
         Net operating loss carry forwards - Canadian               $   580,000
         Net operating loss carry forwards - U.S.                       400,000
         Equipment                                                       70,000
         Allowances for doubtful receivables                            255,000
                                                                    -----------
                                                                      1,305,000
         Valuation allowance                                         (1,305,000)
                                                                    -----------
       Net deferred tax assets                                      $         -
                                                                    ===========

     The following table reconciles the difference between the U.S statutory tax rate and the effective tax rate:

                                                         2003           2002
                                                      -----------   -----------
     Statutory tax rate                                      (34)%          34%
     Effect of Canadian tax rate                              (3)%         (3)%
     Change in valuation allowance                            43%        (146)%
                                                      -----------   -----------
                                                               6%        (115)%
                                                      ===========   ===========

     At July 31, 2003, the Company has approximately $1,865,000 of Canadian and approximately $1,000,000 of U.S. net operating loss carryforwards (NOL's), which may be used to offset respective future Canadian or US taxable income, if any. Canadian NOL's expire between 2007 and 2010, and US NOL's expire in 2023.

YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

11.  SHAREHOLDERS' (DEFICIT):

     ISSUANCES OF COMMON STOCK PRIOR TO THE MAY 20, 2002, MERGER:

     In April 2002, the Company issued to the shareholders of VP Sports, Inc. ("VP Sports") warrants to purchase 8,000,000 shares of Torpedo Sports common stock. The shareholders of VP Sports exercised these warrants in exchange for the forgiveness of liabilities due them by VP Sports of $542,929. As a result, the Company issued 5,429,290 shares and had recorded a subscription and related party receivable from VP Sports for $542,929. Also included in subscription and related party receivable was $64,056 due from employees and other related parties in exchange for the issuance of 640,562 shares of common stock. In July 2003, the Company recorded an impairment of $582,929 of related party receivables, resulting in a remaining subscription receivable of $24,056.

     ISSUANCES OF COMMON STOCK SUBSEQUENT TO MAY 20, 2002:

     In June 2002, the Company issued 35,000 shares of common stock for legal services. The shares were valued at $1.50 per share (the market price of the common stock on the date of issuance), and $52,500 was recorded to general and administrative expense. In June 2002, the Company also issued 10,000 shares of common stock to a consultant for services. The shares were valued at $1.75 per share (the market value of the common stock at the date of the agreement), and $17,500 was recorded to general and administrative expense.

     In July 2002, the Company issued 18,000 shares of common stock upon the exercise of stock options. The Company received $4,680 in proceeds from the exercise. During the year ended July 31, 2003, the Company issued 95,000 shares of common stock upon the exercise of stock options. The Company received total proceeds of $24,700.

     In July 2003, the Company reduced the exercise price of warrants to purchase 1,000,000 shares of the Company's common stock. The exercise price was reduced from $1.25 to $0.20 in order to induce the holder(s) to exercise their warrants and raise working capital for the Company.

     In July 2003, the Board of Directors of the Company approved a private placement of up to 3,000,000 shares of the Company's common stock at $.10 per share. Under this private placement the Company issued 1,100,000 shares of its common stock and received proceeds of $110,000 in July 2003. Through November 2003, the Company has issued an additional 1,543,000 shares for proceeds of $154,300.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

11.  SHAREHOLDERS' (DEFICIT) (CONTINUED):

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

     Options to purchase 18,000 and 95,000 shares of common stock were exercised during the years ended July 31, 2002 and 2003, respectively. Options to purchase 887,000 shares are outstanding and exercisable at July 31, 2003. The options expire in March 2007.

     In July 2003, the Company adopted the 2003 Stock Option Plan covering up to 1,000,000 shares of the Company's common stock.

     WARRANTS:

     In July 2003, the Company issued warrants to purchase 500,000 shares of the Company's common stock at $0.10 per share. The warrants were issued to third parties who provided consulting services to the Company. The warrants are exercisable through July 1, 2008, and were valued at approximately $75,000 utilizing the Black Scholes option pricing model. The Company has recorded $75,000 to general administration and expense in 2003.

12.  FOREIGN AND DOMESTIC OPERATIONS:

     Long-lived assets of $1,028,933 as of July 31, 2003 are located in Canada. Operating results the years ended July 31, 2003 and 2002, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                                            2003                   2002
                                      ----------------      ------------------
         Revenues (a):
                United States         $      3,485,564      $        6,186,978
                Canada                       2,589,985               2,022,422
                                      ----------------      ------------------

                                      $      6,075,549      $        8,209,400
                                      ================      ==================

         (a) Revenues are attributed to countries based on location of customer.