Form 10QSB
period 2003-10-31
TORPEDO SPORTS USA INC
filed 2003-12-31
CIK 1126411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

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


Number of shares of common stock outstanding at December 29, 2003:  13,265,999

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial information:

         Independent accountants' report                                       1

         Condensed consolidated balance sheet - October 31, 2003               2

         Condensed consolidated statements of operations -
         Three months ended October 31, 2003 and 2002                          3

         Condensed consolidated statements of comprehensive (loss)income -
         Three months ended October 31, 2003 and 2002                          4

         Condensed consolidated statement of shareholders' deficit -
         Three months ended October 31, 2003                                   5

         Condensed consolidated statements of cash flows -
         Three months ended October 31, 2003 and 2002                          6

         Notes to condensed consolidated financial statements                  7

Item 2.    Management's discussion and analysis                               15

Item 3.    Disclosure controls and procedures                                 18

PART II.OTHER INFORMATION

Item 1.    Legal proceedings                                                  20

Item 2.    Changes in securities                                              20

Item 3.    Defaults upon senior securities                                    20

Item 4.    Submission of matters to a vote of security holders                20

Item 5.    Other information                                                  20

Item 6.    Exhibits and reports on Form 8-K                                   20

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Torpedo Sports USA, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Torpedo Sports USA, Inc. and subsidiary as of October 31, 2003, the related condensed consolidated statements of operations, comprehensive (loss) income and cash flows for the three-month periods ended October 31, 2003 and 2002, and the condensed consolidated statement of changes in shareholders' deficit for the three months ended October 31, 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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


HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
December 30, 2003

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2003
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash                                                              $    2,797
  Accounts receivable, net                                             726,987
  Inventories                                                          392,563
  Prepaid expenses                                                     225,536
                                                                    -----------
      Total current assets                                           1,347,883
                                                                    -----------

Property, plant and equipment, net                                   1,045,719
                                                                    -----------
                                                                    $2,393,602
                                                                    ===========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt                                 $1,292,698
  Current portion of obligation under capital lease                     35,451
  Accounts payable and accrued expenses                              1,086,023
  Related party payables and accruals                                  387,239
  Related party advances and notes payable                           1,920,402
                                                                    -----------
      Total current liabilities                                      4,721,813
                                                                    -----------

  Obligation under capital lease, net of current portion                62,167
                                                                    -----------
      Total liabilities                                              4,783,980
                                                                    -----------

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized; none issued and outstanding                               --
  Common stock, par value $.001 per share, 50,000,000 shares
    authorized; 12,825,999 shares issued and outstanding                12,826
  Additional paid-in capital                                         2,217,264
  Stock subscriptions receivable                                       (24,056)
  Accumulated other comprehensive loss                                (246,747)
  Accumulated deficit                                               (4,349,665)
                                                                    -----------
      Total shareholders' deficit                                   (2,390,378)
                                                                    -----------
                                                                    $2,393,602
                                                                    ===========
            See notes to condensed consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three         Three
                                                 Months        Months
                                                 Ended         Ended
                                               October 31,   October 31,
                                                  2003          2002
                                              -----------    -----------
Net sales                                     $ 1,483,009    $ 3,189,306
Cost of sales                                   1,349,535      1,913,208
                                              -----------    -----------
Gross profit                                      133,474      1,276,098
                                              -----------    -----------

Selling expense                                    61,189        345,463
General and administrative expense:
 Stock-based compensation                          19,000        154,000
 Other                                            238,328        297,315
Related party management fees                      66,205         57,202
                                              -----------    -----------
                                                  384,722        853,980
                                              -----------    -----------
(Loss) income from operations                    (251,248)       422,118
                                              -----------    -----------
Other income (expense):
 Interest expense:
   Related parties                                (46,891)       (24,945)
   Other                                          (56,235)      (102,390)
 Foreign currency transaction gains                57,731          9,730
                                              -----------    -----------
                                                  (45,395)      (117,605)
                                              -----------    -----------

(Loss) income before income taxes                (296,643)       304,513
Income tax expense                                               165,886
                                              -----------    -----------
Net (loss) income                             $  (296,643)   $   138,627
                                              ===========    ===========

Basic and diluted net (loss) income
     per share                                $     (0.02)   $      0.01
                                              ===========    ===========
Weighted average number of common
 shares outstanding:
    Basic                                      11,951,716     10,119,738
                                              ===========    ===========
    Diluted                                    11,951,716     10,504,956
                                              ===========    ===========

            See notes to condensed consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (UNAUDITED)

                                                 Three          Three
                                                 Months         Months
                                                 Ended          Ended
                                               October 31,    October 31,
                                                  2003           2002
                                              -----------    -----------
Net (loss) income                             $ (296,643)    $   138,627

Changes in foreign currency translation
  adjustments                                   (138,012)          2,651
                                              -----------    -----------

Comprehensive (loss) income                   $ (434,655)    $   141,278
                                              ===========    ===========

            See notes to condensed consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                       THREE MONTHS ENDED OCTOBER 31, 2003
                                   (UNAUDITED)


                                                                                  Accumulated
                                  Common stock         Additional     Stock         other
                            ------------------------     paid-in   subscriptions comprehensive Accumulated
                              Shares       Amount       capital     receivable       loss        deficit        Total
                            ----------   ----------   -----------   ----------    ----------   ----------    -----------
Balances, August 1, 2003    11,282,999   $   11,283   $ 2,022,507   $  (24,056)   $ (108,735)  $(4,053,022)  $(2,152,023)

Common stock issued
 for services                   20,000           20         3,980                                                  4,000

Common stock issued in
 private placement           1,273,000        1,273       126,027                                                127,300

Compensation expense upon
  warrant repricing                                        15,000                                                 15,000

Common stock issued upon
  exercise of warrants         250,000          250        49,750                                                 50,000

Change in foreign currency
  translation adjustments                                                           (138,012)                   (138,012)

Net loss                                                                                          (296,643)     (296,643)

                            ----------   ----------   -----------   ----------    ----------   ----------    -----------
Balances, October 31, 2003  12,825,999   $   12,826   $ 2,217,264   $  (24,056)   $ (246,747)  $(4,349,665)  $(2,390,378)
                            ==========   ==========   ===========   ==========    ==========   ===========   ===========

            See notes to condensed consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three          Three
                                                           Months Ended    Months Ended
                                                            October 31,     October 31,
                                                                2003           2002
                                                            -----------    -----------
Cash flows provided by operating activities:
Net (loss) income                                           $  (296,643)   $   138,627
                                                            -----------    -----------
Adjustments to reconcile net (loss)income to net
  cash used in operating activities:
    Depreciation and amortization                                48,463         55,641
    Provision for doubtful receivables                                          47,550
    Stock-based compensation expense                             19,000        154,000
    Deferred income taxes                                                      165,886
    Changes in assets and liabilities:
      Increase in accounts receivable                          (630,175)    (2,635,796)
      Decrease (increase) in inventories                        353,093       (166,915)
      Decrease in prepaid expenses                               82,665         15,470
      (Decrease) increase in accounts payable and
        accrued expenses                                       (168,951)       705,395
      Increase in related party payables and accruals           113,096
                                                            -----------    -----------
Total adjustments                                              (182,809)    (1,658,769)
                                                            -----------    -----------
Net cash used in operating activities                          (479,452)    (1,520,142)
                                                            -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                                         (48,474)
                                                            -----------    -----------
Net cash used in investing activities                                          (48,474)
                                                            -----------    -----------

Cash flows from financing activities:
  Increase in bank indebtedness                                 355,841      1,659,044
  Repayment of long-term debt and capital lease
    obligation                                                   (6,250)       (90,980)
  Proceeds from notes payable, related parties                   71,389         55,000
  Repayment of loan receivable, related party                                   21,300
  Increase in related party payables and accruals                               41,485
  Proceeds from exercise of options and warrants                 50,000         24,700
  Advances to related parties                                    (7,700)       (67,000)
  Proceeds from sale of common stock                            127,300
                                                            -----------    -----------
Net cash provided by financing activities                       590,580      1,643,549
                                                            -----------    -----------

Effect of foreign exchange rate changes on cash                (127,241)       (26,642)
                                                            -----------    -----------
(Decrease) increase in cash                                     (16,113)        48,291
Cash, beginning of period                                        18,910          9,172
                                                            -----------    -----------

Cash, end of period                                         $     2,797    $    57,463
                                                            ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   172,135    $   126,675
                                                            ===========    ===========

Supplemental disclosure of non-cash investing
  and financing activities:
     Capital lease obligation incurred for
       machinery and equipment                                             $   105,887
                                                                           ===========
     Note payable issued in exchange for
       accrued expenses                                     $   186,398
                                                            ===========

             See notes to condensed consolidated financial statements.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, AND GOING CONCERN:

     BUSINESS:

     Torpedo Sports USA, Inc., a Delaware corporation ("Torpedo Sports" or, the
      "Company"), through its wholly-owned Canadian subsidiary Torpedo Sports Inc. ("Torpedo") manufactures and distributes outdoor recreational products for children, including toboggans, sleds, saucers and snowboards for sale in Canada and the United States. The Company also manufactures and distributes a spring/summer line of products, including tricycles, bicycles, wagons and inflatables for sale in Canada and the United States. The Company operates in one business segment.

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

     The Torpedo Sports transaction was recorded as a reverse acquisition based on factors demonstrating that Torpedo Sports constituted the accounting acquirer. The shareholders of Torpedo Sports received 80% of the post-acquisition outstanding common stock of eNutrition. In addition, post-acquisition management personnel and board members of the Company consisted of individuals previously holding positions with Torpedo Sports. The purchase price applied to the reverse acquisition was based on the net book value of the underlying assets of eNutrition prior to the transaction. The historical shareholders' equity of Torpedo Sports prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the eNutrition and Torpedo Sports common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Torpedo Sports) was carried forward after the exchange.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, AND GOING CONCERN (CONTINUED):

     INTERIM FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included in this quarterly report have been prepared on a basis consistent with the annual financial statements of Torpedo Sports and its subsidiary, Torpedo. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's unaudited consolidated balance sheet as of October 31, 2003, results of operations for the three-month periods ended October 31, 2003 and 2002, and cash flows for the three-month periods ended October 31, 2003 and 2002 have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of our business. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended July 31, 2003.

     FOREIGN CURRENCY TRANSLATION:

     The financial statements of the Company's foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss) included as a separate item in shareholders' equity (deficit).

     Gains and losses from foreign currency transactions are included in net income (loss).

     EARNINGS (LOSS)PER SHARE:

     Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER
      SHARE, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution, and is computed based on the average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options and warrants are not considered in the 2003 calculation, as the impact of the potential common shares (1,137,000 at October 31, 2003) would be to decrease loss per share.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, AND GOING CONCERN (CONTINUED):

     GOING CONCERN AND MANAGEMENT'S PLANS

     The Company's financial statements for the three months ended October 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $296,643 for the three months ended
      October 31, 2003, and reported a shareholders' deficit of $2,365,378 at October 31, 2003. The Company has not been able to meet its obligations in a timely manner and was not able to procure significant quantities of raw materials during the quarter ended October 31, 2003, in order to meet its customers' orders. In addition, the Company's bank lines of credit and other debt have been classified as a current liability as a result of loan agreement violations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue at a going concern.

     Management has implemented plans and initiatives it believes, but cannot assure, will allow the Company to maintain some of its core business. These plans and initiatives include the following:

     a. In September 2003, Torpedo signed an exclusive distributor agreement with a South Paris, Maine based Company (the "Distribution Agreement"). Under the terms of the Distribution Agreement, the distributor is to open transferable letters of credit to Torpedo, which Torpedo can then transfer to a third party supplier. The third party supplier is to ship directly to the distributor. The distributor will be responsible for all U.S. warehouse, distribution and selling costs. The anticipated effect of the Distribution Agreement on the Company is reduced sales, as it will sell to the distributor at lower prices than it was selling directly, offset by reduced costs, as costs of the warehouse distribution center and selling costs will be eliminated. Gross margins may also be reduced as the Company is now outsourcing certain production, which was previously manufactured at our leased facility. The Distribution Agreement also provides for royalties on products purchased by the Distributor from other suppliers.

      b. In order to reduce fixed costs, Torpedo negotiated an early termination of its Montreal facilities lease in November 2003 for a lease termination fee of approximately $125,000 CDN. The original lease term was through February 2007. Torpedo intends to continue operating its wood manufacturing facility, outsource plastic product in Canada, and share office space with a related Montreal-based company.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, AND GOING CONCERN (CONTINUED):

     GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

      c. In July 2003 the board of directors approved a private placement of up to 3,000,000 shares of the Company's common stock at $.10 per share. Through November 30, 2003, the Company has issued 2,643,000 shares of its common stock and has received proceeds of $264,300 (1,273,000 for $127,300 during the three months ended October 31, 2003).

     RECENTLY ISSUED ACCOUNTING STANDARD:

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146,
      "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

     CREDIT RISK AND SIGNIFICANT CONCENTRATIONS:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Accounts receivable credit risk is mitigated through the Company's use of credit reviews that are considered in determining credit policies and the allowance for doubtful accounts. The Company provides allowances for expected sales returns, discounts, rebates and cooperative advertising. At October 31, 2003, the Company has recorded an allowance for doubtful accounts receivable of approximately $44,000. During the three months ended October 31, 2003, sales to the U.S. distributor accounted for approximately 53% of net sales, and sales to one Canadian customer accounted for approximately 19% of net sales. During the three months ended October 31, 2002, one customer accounted for approximately 21% of net sales. The loss of the U.S. distributor or significant Canadian customer could have an adverse effect on the Company's financial condition, results of operations and cash flows.

3. INVENTORIES:

     Inventories consist of the following at October 31, 2003:

           Raw materials                           $       215,910
           Finished goods                                  176,653
                                                   ---------------
                                                   $       392,563
                                                   ===============

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

4. PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant and equipment is comprised of the following at October 31, 2003:

           Land                                    $        20,985
           Building                                        281,530
           Machinery, furniture, and equipment             838,131
           Molds                                           608,072
           Tools and dies                                   51,609
           Vehicles                                         53,492
           Leasehold improvements                           16,423
                                                   ---------------
                                                         1,870,242
           Less accumulated depreciation
            and amortization                              (824,523)
                                                   ---------------
                                                   $     1,045,719
                                                   ===============

5. RELATED PARTY TRANSACTIONS:

     RELATED PARTY ADVANCES AND NOTE PAYABLE:

     Related party advances payable at October 31, 2003, consist of the following:

       Advances payable to VP Sports, Inc., a company
       affiliated through common control ("VP Sports");
       interest at 9%; unsecured and due on demand                   $   659,240

       Advances payable to companies affiliated through
       common ownership and control by an officer of the
       Company; interest at 8% to 10%; collateralized by
       substantially all assets of the Company; due on demand [A]      1,234,871

       Note payable to employee of Torpedo, interest at 2%
       per month; unsecured and due on demand                             26,291
                                                                     -----------
                                                                     $ 1,920,402
                                                                     ===========

       [A] In August 2003, the Company received a $65,000 advance from a party affiliated through common ownership. This advance is due on demand, bears interest at 8%, and is collateralized by substantially all assets of the Company.

     At July 31, 2003, the Company had unsecured advances payable of $8,350 to VP Sports. During the three months ended October 31, 2003, the Company received an additional $8,500 from VP Sports and its subsidiary, Victoria Precision, Inc.("Victoria Precision"), located in Quebec, Canada, and $7,700 was paid to VP Sports. Advances payable to VP Sports and Victoria Precision at October 31, 2003, of $9,150 are non-interest bearing, due on demand, and are included in related party payables and accruals.

     Interest payable to related parties at October 31, 2003, is $198,657.

     INVENTORY PURCHASES:

     During the three-month periods ended October 31, 2003 and 2002, respectively, the Company purchased approximately $414 and $42,387, of inventory raw materials from Victoria Precision.

     MANAGEMENT AGREEMENT:

     The Company has a month-to-month management agreement with VP Sports for executive management and administrative services. During the three months ended October 31, 2003 and 2002, the Company incurred management fees of $66,205 and $57,202, respectively. At October 31,2003, management fees payable are $179,432.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

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

     In the quarter ended October 31, 2003, the Company extended the agreement for an additional six months and issued 20,000 shares of common stock valued at $0.20 per share (the market price of the common stock on the date of the extension). The Company recorded $4,000 as general and administrative expense.

     In September 2002, the Company entered into a one-year business consulting and financial advisory agreement, which provides for services to be provided in phases. Compensation under the agreement is based in part on the completion of stated objectives. Upon exercise of the agreement, the Company granted a warrant to the consultant to purchase up to 1,000,000 shares of common stock at $1.25 per share, the market price of the Company's common stock on the date of issuance. This warrant is exercisable through September 2004, and was valued at approximately $550,000, utilizing the Black-Scholes option pricing model. The agreement also provides for a financing commission to be paid in cash, equal to 10% of the aggregate amount of cash received by the Company in a financing agreement resulting from the direct efforts of the consultant. The Company amortized the deferred compensation cost of $550,000 during the fiscal year ended July 31, 2003 ($137,500 during the quarter ended October 31, 2002).

     In July 2003, the board of directors of the Company authorized a reduction in the exercise price of the warrant, discussed above. In August 2003, the exercise price to purchase 250,000 shares out of the total one million was reduced from $1.25 to $0.20 per share in order to induce exercise. As a result of the repricing, the Company incurred $15,000 of expense.

     LICENSE AGREEMENT:

     In December 2002, the Company entered into a five-year exclusive license to the Flexible Flyer and Mongoose brand names and a non-exclusive license to the Schwinn brand name, to market all "snow products", including metal runner sleds, toboggans and snow boards.

     The license is royalty bearing and requires annual minimum royalty payments of $100,000. The Company incurred $25,000 of license fee expense during the quarter ended October 31, 2003. Additionally, the Company must meet annual sales of licensed goods, beginning with the calendar year ending December 31, 2004, of $1,000,000 annually through December 31, 2007.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

6. COMMITMENTS AND CONTINGENCIES (CONTINUED):

     CAPITAL LEASE:

     In October 2002, Torpedo Sports entered into a four-year capital lease agreement to lease molds, machinery and equipment with a present value of $105,887, based on an incremental interest rate of 9.25%. Monthly lease payments of approximately CAD$3,900 (U.S. $2,965 at October 31, 2003) are due through August 2006. The leased assets are being amortized over the lesser of their related lease terms or their estimated useful life. Accumulated amortization on assets under capital leases was $24,123 as of October 31, 2003.

     LITIGATION:

     The Company is involved in various claims and legal actions arising in the course of business. Due to the Company's inability to meet its obligations timely, certain creditors have initiated legal action against the Company, some of which have received judgments for payment. Management believes that it has adequately accrued for these matters at October 31, 2003.

7. LINES OF CREDIT AND NOTES PAYABLE:

     LINES OF CREDIT:

     Torpedo has available a line of credit under which it can borrow up to a maximum of CAD $4,500,000 (U.S. $3,421,350 at October 31, 2003) through
      November 2004. Advances under this line of credit are limited to and made at up to 85% of the face value of eligible accounts receivable as defined, and as accepted by the lender. Borrowings under this line of credit are collateralized by accounts receivable, inventories and certain machinery and equipment, and bear interest at 2% per month. The outstanding balance on this line of credit was $406,965 at October 31, 2003, and is included in the current portion of long-term debt.

     Torpedo also has available an inventory line of credit under which it can borrow up to a maximum of CAD$800,000 (U.S. $608,240 at October 31, 2003) through November 2004. This line of credit is available to Torpedo between the months of June and September, or later if extended. Borrowings under this line of credit are collateralized by inventories, and bear interest at the Canadian prime rate (4.5% at October 31, 2003) plus 7.5%. The outstanding balance on this line of credit at October 31, 2003 was $214,468 and is included in the current portion of long-term debt.

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

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

7. LINES OF CREDIT (CONTINUED):

     Through November 2003, the Company has received approximately CAD$1,375,000
      (U.S. approximately $965,000) in the form of secured notes and private placements, as well as proceeds from the exercise of warrants from related parties. In addition, the Company has provided the lender with a plan regarding Company operations for the ensuing year.

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

     NOTE PAYABLE, U.S. DISTRIBUTOR:

     In September 2003, the Company issued a 7% note payable for $186,398 in exchange for accrued expenses owed to the U.S. Distributor. The note payable is due on demand. The U.S. Distributor has agreed to reduce the note by pre-determined amounts based on sales to the U.S. Distributor. At October 31, 2003, the note balance was approximately $130,600.

8. INCOME TAXES:

     During the three months ended October 31, 2002, the Company recognized income tax expense of $165,886, which was attributable to Canadian operations. The Company did not recognize any income tax benefit related to U.S. operating losses during the three months ended October 31, 2002, nor did the Company recognize an income tax benefit related to Canadian or U.S. operating losses during the three months ended October 31, 2003, as the Company has recorded a valuation allowance against these net operating losses due to uncertainty as to realization.

9. SHAREHOLDERS' EQUITY (DEFICIT):

     In August 2003, the Company issued 250,000 shares of common stock upon the exercise of warrants at $0.20 per warrant. The Company received cash of $50,000.

     During the three months ended October 31, 2003, the Company issued
      1,273,000 shares of common stock under a private placement. The Company received proceeds of $127,300.

     During the three months ended October 31, 2003, the Company issued 20,000 shares of common stock for consulting services. The shares were valued at an average of $0.20 per share (the market price of the common stock on the dates of the common stock issuances) and $4,000 has been recorded as general and administrative expense.

10. FOREIGN AND DOMESTIC OPERATIONS:

     All of the Company's long-lived assets of $1,045,719 as of October 31, 2003, are located in Canada. Operating results for the three-month periods ended October 31, 2003 and 2002, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                             Three Months    Three Months
                                 Ended          Ended
                             October 31,     October 31,
                                 2003            2002
                              ----------      ----------
       Revenues (a):
              United States   $  901,006      $2,192,793
              Canada             582,003         996,513
                              ----------      ----------
                              $1,483,009      $3,189,306
                              ==========      ==========

         (a) Revenues are attributed to countries based on location of customer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our consolidated financial condition and Results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2003 and 2002.

The independent auditors' report on the Company's financial statements as of July 31, 2003, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited condensed consolidated financial statements.

(a)   Liquidity and Capital Resources

     The Company's primary capital requirements are for the purchases of raw materials and finished goods, as well as the costs associated with manufacturing and administrative functions. For the three months ended October 31, 2003, our cash generated from operations under a credit facility have not been sufficient to stay current with our obligations. We borrow money which has a maximum limit of CAD$4,500,000 (approximately U.S.$3,421,350 based on the October 31, 2003, exchange rate). Advances under this line of credit are limited to and made at up to 85% of the face value of eligible accounts receivable, as defined, and as accepted by the lender. Additionally, the Company has a seasonal inventory line which has a maximum limit of CAD$800,000 (approximately U.S.$608,240 based on the October 31, 2003, exchange rate) between the months of June and September, or later if extended. The balance owed on purchased accounts receivable bears interest at 2% per month and amounts borrowed on inventory bear interest at the Canadian prime rate plus 7.5%. As of October 31, 2003, there was CAD$535,269 (approximately U.S.$406,965) outstanding on the purchased accounts receivable and CAD$282,084 (approximately U.S.$214,468) on the inventory line.

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

Through November 2003, the Company has received approximately CAD$1,375,000 (U.S. approximately $965,000)in the form of secured notes and private placements, as well as proceeds from the exercise of warrants from related parties. In addition, the Company has provided the lender with a plan regarding Company operations for the ensuing year.

As a result, the lender, while reserving its rights and recourses, has agreed not to enforce its security over the assets of the Company, providing that the plan and committed capital injections are adhered to. Should the Company not be able to satisfy the terms of its commitment to the lender, and should the lender seek recourse against the Company, the effects of such action would have an adverse impact on the Company's operations.

Net cash used in operating activities in the three months ended October 31, 2003 was $479,452, net cash used in operating activities was $1,520,142 for the three months ended October 31, 2002. Cash used in operating activities represents the net loss of $296,643, adjusted for increases in accounts receivable and decreases in accounts payable and accrued expenses. These were partially offset by decreases in inventory and prepaid expenses as well as increases in related party payables.

Net cash provided by financing activities in the three months ended October 31, 2003, represents increases in borrowings on the Company's credit facility, proceeds from the exercise of warrants and proceeds from related party loans, offset by repayments of long term debt and advances to related parties.

For fiscal year ending July 31, 2004, we anticipate that our liquidity and capital resource needs will not be satisfied from cash flows generated from our operating activities, or from the credit facility arrangement described above. Other sources available to us that we may utilize include the sale of equity securities through private placements of common or preferred stock, as well as the exercise of stock options or warrants, all of which may cause dilution to our stockholders. The Company can give no assurances that it will be successful in being able to raise the capital required to pay its past due, as well as continuing obligations.

Seasonality:

Historically, approximately 95% of Torpedo's sales occur in its first two fiscal quarters, ending October 31 and January 31, respectively. This seasonality requires the Company to obtain finished goods and raw material and to begin production in May and June of each year in order to build to the appropriate inventory levels required to fill customer-booking orders, which are shipped and invoiced in August through November. Due to working capital deficiencies the Company was not able to procure sufficient finished goods and raw material to meet its order demand.

Due to the seasonality of the products sold, the Company offers extended payment terms to its U.S. customers. Booked orders which are shipped from August through October are normally due the following December 10th or January 10th.

To alleviate the reliance on winter products the Company introduced in 2003 a range of spring and summer products including tricycles, bicycles, wagons and summer inflatables. The Company delivered some initial orders for these products in the year ended July 31, 2003; however, due to working capital deficiencies, the Company has been unable to procure sufficient finished goods to meet order demand.

License Agreements:

On December 23, 2002, the Company announced the signing of a five-year licensing agreement, for an exclusive license to the Flexible Flyer and Mongoose brand names, and a non-exclusive license to the Schwinn brand name, to market all "snow products" including metal runner sleds, toboggans and snowboards.

Flexible Flyer, established in 1889, is one of the oldest and most recognizable brand names in winter snow products, while the Schwinn and Mongoose brands enjoy wide distribution in various other sporting goods categories. The Company believes the signing of this license agreement will strengthen our existing product line and will help the Company in its plan to penetrate mass merchant and big box sporting goods retailers, subject to the Company's ability to acquire the inventory necessary to fulfill order demand.

 (b)   Results of Operations

Results of Operations for the Three months Ended October 31, 2003 versus October 31, 2002:

SALES

Consolidated revenues for the three months ended October 31, 2003, were $1,483,009 compared to revenues of $3,189,306 for the three months ended October 31, 2002, representing a decrease of $1,706,297 or 54%. As the table below illustrates, sales in the U.S. decreased by $1,291,787, while Canadian sales decreased by $414,510 for the three months.

                                     Three Months Ended
                                        October 31,
                                     2003         2002
                                  ----------   ----------

U.S. Sales:     Plastic goods     $  541,031   $1,042,018
                Wood products        305,432      682,064
                Other                 58,918      579,257
                Discounts             (4,375)    (110,546)
                                  ----------   ----------
                                     901,006    2,192,793
                                  ----------   ----------

Canadian Sales: Plastic products     314,328      623,242
                Wood products        174,518      489,636
                Other                108,277       62,097
                Discounts            (15,120)    (178,462)
                                  ----------   ----------
                                     582,003      996,513
                                  ----------   ----------
Total sales                       $1,483,009   $3,189,306
                                  ==========   ==========

The overall sales decrease is primarily due to the Company not being able to obtain the finished goods or raw materials necessary, due to working capital limitations to meet its order demand.

In September 2003, Torpedo signed an exclusive distributor agreement with a South Paris, Maine based Company (the "Distribution Agreement"). Under the terms of the Distribution Agreement, the distributor opened transferable letters of credit to Torpedo, which Torpedo transfers to a third party supplier. The third party supplier ships directly to the distributor. The distributor Is responsible for all U.S. warehouse, distribution and selling costs. The effect of the Distribution Agreement on the Company is reduced sales, as it will sell to the distributor at lower prices than it was selling directly, offset by reduced costs, as the Company believes it will eliminate costs of the warehouse distribution center and selling costs. It should also be noted that gross margins may be reduced as the Company is now outsourcing their production, when previously it was manufactured at our leased facility.

COST OF SALES

For the three months ended October 31, 2003, cost of sales was $1,349,535 compared to $1,913,208 for the three months ended October 31, 2002. As a percentage of sales, cost of sales increased to 91% from 60% for the 2004 fiscal period compared to the fiscal 2003 period. The primary reason for the increase as a percent of sales is due to factory overhead expenses. Although factory overhead expenses decreased to $199,784 for the three months ended October 31, 2003 compared to $309,576 for the three months ended October 31, 2002, as a percent of sales, factory overhead increased to 13.5% from 9.6%. The Company has been able to reduce the factory overhead expenses in dollars compared to the prior years expenses. However, since the Company did not attain the same level of sales as in the prior period, factory overhead as a percentage of sales increased.

In addition, the Company is selling products to its U.S. Distributor at prices discounted from these of the prior period. These discounted prices represent approximately 20% of the decrease in gross profit for the quarter ended October 31, 2003.

The Company has begun to outsource most of its plastic goods products and accordingly, is now purchasing less raw material for its own production. In the future, the Company believes this will stabilize our costing as we will not be subject to our own inefficiencies.

Additionally, by terminating its Montreal lease effective January 31, 2004, the Company will be reducing its overhead costs by approximately $500,000 CDN annualized.

OPERATING EXPENSES

Operating expenses for the three months ended October 31, 2003, decreased to $384,722, compared to $853,980 for the three months ended October 31, 2002. Included in the current period are expenses of $69,861 related to Torpedo Sports USA, Inc., compared to $220,310 for the year ago period, which included $154,000 of stock based compensation. Other significant decreases were in commissions of $173,969, advertising of $61,009 and delivery expenses of $35,515. Commission expense decreased as a direct result of the distribution agreements whereby the Company was no longer paying commissions on U.S. sales as well as the reduced sales in Canada resulting in lower commission expense. The Company pays its Canadian independent sales representatives a commission on all sales they generate.

OTHER EXPENSES/INCOME

Due to the decrease in sales for the three months ended October 31, 2003 compared to October 31, 2002, interest expense, other, decreased as the Company is being financed through a credit facility that bears interest at the effective rate of 2% per month on purchased accounts receivable. Interest expense related parties increased to $46,891 for the three months ended October 31, 2003 from $24,945 for the three months ended October 31, 2002. The reason for the increase was the additional loans from the related parties since October 31, 2002.

RECENTLY ISSUED ACCOUNTING STANDARD:

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Item 3.    Defaults upon Senior Securities
           Not applicable

Item 4.    Submission of matters to a vote of security holders
           Not applicable

Item 5.    Other information
           Not applicable

Item 6.    Exhibits and reports on Form 8-K
           a)   Exhibits

                Exhibit 31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                Exhibit 32 Cerfifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           b)   Reports or Form 8-K
                  Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Torpedo Sports USA, Inc.
                                  (Registrant)

Date: December 30, 2003         By: /s/ Henry Fong
                                    -------------------------------------------
                                   Henry Fong
                                    Chief Executive Officer

                                    /s/ Barry S. Hollander
                                    -------------------------------------------
                                    Barry S. Hollander
                                    Chief Financial Officer