Form 10QSB
period 2004-01-31
TORPEDO SPORTS USA INC
filed 2004-04-23
CIK 1126411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

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


Number of shares of common stock outstanding at April 15, 2004:  14,888,499

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial information (unaudited):

         Independent accountants' report                                       1

         Condensed consolidated balance sheet - January 31, 2004               2

         Condensed consolidated statements of operations -
         Three and six months ended January 31, 2004 and 2003                  3

         Condensed consolidated statements of comprehensive loss -
         Three and six months ended January 31, 2004 and 2003                  4

         Condensed consolidated statement of shareholders' deficit -
         Six months ended January 31, 2004                                     5

         Condensed consolidated statements of cash flows -
         Three and six months ended January 31, 2004 and 2003                  6

         Notes to condensed consolidated financial statements                  7

Item 2.    Management's discussion and analysis                               17

Item 3.    Disclosure controls and procedures                                 21

PART II.OTHER INFORMATION

Item 1.    Legal proceedings                                                  22

Item 2.    Changes in securities                                              22

Item 3.    Defaults upon senior securities                                    22

Item 4.    Submission of matters to a vote of security holders                22

Item 5.    Other information                                                  22

Item 6.    Exhibits and reports on Form 8-K                                   22

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Torpedo Sports USA, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Torpedo Sports USA, Inc. and subsidiary as of January 31, 2004, the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended January 31, 2004 and 2003, the condensed consolidated statement of changes in shareholders' deficit for the six months ended January 31, 2004, and the condensed consolidated statements of cash flow for the six-month periods ended January 31, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 22, 2004

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Accounts receivable, net                                          $   364,920
  Inventories                                                           110,053
  Prepaid expenses                                                       88,960
                                                                    -----------
      Total current assets                                              563,933
                                                                    -----------

Property, plant and equipment, net                                      656,980
                                                                    -----------
                                                                    $ 1,220,913
                                                                    ===========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Bank overdraft                                                    $    11,276
  Current portion of long-term debt                                     943,815
  Obligations under capital lease                                        90,023
  Accounts payable and accrued expenses                               1,080,617
  Related party payables and accruals                                   518,702
  Related party advances and notes payable                            1,923,838
                                                                    -----------
      Total liabilities (all current)                                 4,568,271
                                                                    -----------


Commitments and contingencies

Shareholders' deficit:
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized; none issued and outstanding                               --
  Common stock, par value $.001 per share, 50,000,000 shares
    authorized; 13,450,999 shares issued and outstanding                 13,451
  Additional paid-in capital                                          2,279,139
  Stock subscriptions receivable                                        (24,056)
  Accumulated other comprehensive loss                                 (218,984)
  Accumulated deficit                                                (5,396,908)
                                                                    -----------
      Total shareholders' deficit                                    (3,347,358)
                                                                    -----------
                                                                    $ 1,220,913
                                                                    ===========
            See notes to condensed consolidated financial statements.
                                        2

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Six            Six           Three          Three
                                                 Months         Months         Months         Months
                                                 Ended          Ended          Ended          Ended
                                              January 31,    January 31,    January 31,    January 31,
                                                  2004           2003           2004           2003
                                              -----------    -----------    -----------    -----------
Net sales                                     $ 2,625,053   $  5,599,935    $ 1,142,044    $ 2,410,629
Cost of sales                                   2,395,149      3,933,098      1,045,614      2,019,890
                                              -----------    -----------    -----------    -----------
Gross profit                                      229,904      1,666,837         96,430        390,739
                                              -----------    -----------    -----------    -----------

Selling expense                                   155,780        708,162         94,591        362,699
General and administrative expense:
 Stock based compensation                          19,000        291,500                       137,500
 Other                                            550,796        568,831        312,468        271,516
Related party management fees                     135,094        115,007         68,889         57,805
Impairment of machinery and equipment             328,909                       328,909
                                              -----------    -----------    -----------    -----------
                                                1,189,579      1,683,500        804,857        829,520
                                              -----------    -----------    -----------    -----------
Loss from operations                             (959,675)       (16,663)      (708,427)      (438,781)
                                              -----------    -----------    -----------    -----------
Other income (expense):
 Interest expense:
   Related parties                                (96,828)       (60,024)       (49,937)       (35,079)
   Other                                         (174,187)      (277,823)      (117,952)      (175,433)
 Foreign currency transaction gains (losses)     (113,196)        24,677       (170,927)        14,947
                                              -----------    -----------    -----------    -----------
                                                 (384,211)      (313,170)      (338,816)      (195,565)
                                              -----------    -----------    -----------    -----------

Loss before income taxes                       (1,343,886)      (329,833)    (1,047,243)      (634,346)
Income tax expense (benefit)                                      33,862                      (132,024)
                                              -----------    -----------    -----------    -----------
Net loss                                      $(1,343,886)   $  (363,695)   $(1,047,243)   $  (502,322)
                                              ===========    ===========    ===========    ===========

Basic and diluted net loss per share          $     (0.11)   $     (0.04)   $     (0.08)   $     (0.05)
                                              ===========    ===========    ===========    ===========
Weighted average number of common shares
 outstanding:
    Basic and diluted                          12,552,309     10,146,369     13,152,901     10,172,999
                                              ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements.
                                        3

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                  Six            Six           Three          Three
                                                 Months         Months         Months         Months
                                                 Ended          Ended          Ended          Ended
                                              January 31,    January 31,    January 31,    January 31,
                                                  2004           2003           2004           2003
                                              -----------    -----------    -----------    -----------
Net loss                                      $(1,343,886)   $  (363,695)   $(1,047,243)   $  (502,322)

Changes in foreign currency translation
  adjustments                                    (110,249)         2,080         27,763           (571)
                                              -----------    -----------    -----------    -----------

Comprehensive loss                            $(1,454,135)  $  (361,615)    $(1,019,480)  $   (502,893)
                                              ============  ============    ============  ============

            See notes to condensed consolidated financial statements.
                                        4

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        SIX MONTHS ENDED JANUARY 31, 2004
                                   (UNAUDITED)


                                                                                  Accumulated
                                  Common stock         Additional     Stock         other
                            ------------------------     paid-in   subscriptions comprehensive Accumulated
                              Shares       Amount       capital     receivable       loss        deficit        Total
                            ----------   ----------   -----------   ----------    ----------   ----------    -----------
Balances, August 1, 2003    11,282,999   $   11,283   $ 2,022,507   $  (24,056)   $ (108,735)  $(4,053,022)  $(2,152,023)

Common stock issued
 for services                   20,000           20         3,980                                                  4,000

Common stock issued in
 private placements          1,898,000        1,898       187,902                                                189,800

Compensation expense upon
  warrant repricing                                        15,000                                                 15,000

Common stock issued upon
  exercise of warrants         250,000          250        49,750                                                 50,000

Change in foreign currency
  translation adjustments                                                           (110,249)                   (110,249)

Net loss                                                                                        (1,343,886)   (1,343,886)

                            ----------   ----------   -----------   ----------    ----------   ----------    -----------
Balances, January 31, 2004  13,450,999   $   13,451   $ 2,279,139   $  (24,056)   $ (218,984)  $(5,396,908)  $(3,347,358)
                            ==========   ==========   ===========   ==========    ==========   ===========   ===========

            See notes to condensed consolidated financial statements.
                                        5

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six            Six
                                                           Months Ended    Months Ended
                                                            January 31,     January 31,
                                                               2004           2003
                                                            -----------    -----------

Cash flows provided by operating activities:
Net loss                                                    $(1,343,886)   $  (363,695)
                                                            -----------    -----------
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Impairment of machinery and equipment                       328,909              -
    Depreciation and amortization                                97,203        113,103
    Provision for doubtful receivables                                          56,172
    Stock-based compensation                                     19,000        291,500
    Deferred income taxes                                                       33,862
    Changes in assets and liabilities:
      Increase in accounts receivable                          (289,465)      (809,651)
      Decrease in inventories                                   637,942        915,729
      Decrease (increase) in prepaid expenses                   218,203       (144,827)
      Decrease in accounts payable and accrued expenses        (216,086)       (30,016)
      Increase (decrease) in related party payables
        and accruals                                            230,721        (75,239)
                                                            -----------    -----------
Total adjustments                                             1,025,707        350,633
                                                            -----------    -----------
Net cash used in operating activities                          (318,179)       (13,062)
                                                            -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                                         (87,811)
                                                            -----------    -----------
Net cash used in investing activities                                          (87,811)
                                                            -----------    -----------

Cash flows from financing activities:
  Increase in bank overdraft                                     11,276
  Increase in bank indebtedness                                  76,311        282,633
  Repayment of long-term debt and capital lease
    obligation                                                  (12,906)      (123,115)
  Proceeds from notes payable, related parties                  119,121         55,000
  Repayment of loan payable, related party                                     (54,309)
  Proceeds from exercise of options and warrants                 50,000         24,700
  Advances to related parties                                    (7,700)       (65,000)
  Proceeds from sale of common stock                            189,800         35,830
                                                            -----------    -----------
Net cash provided by financing activities                       425,902        155,739
                                                            -----------    -----------

Effect of foreign exchange rate changes on cash                (126,633)       (41,931)
                                                            -----------    -----------
(Decrease) increase in cash                                     (18,910)        12,935
Cash, beginning of period                                        18,910          9,172
                                                            -----------    -----------

Cash, end of period                                                   -    $    22,127
                                                            ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   219,626    $   329,435
                                                            ===========    ===========

Supplemental disclosure of non-cash investing and
 financing activities:
     Capital lease obligation incurred for new
       machinery and equipment                                             $   105,887
                                                                           ===========
     Note payable issued in exchange for
       accrued expenses                                     $   186,398
                                                            ===========

             See notes to condensed consolidated financial statements.
                                        6

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

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

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
THREE AND SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, AND GOING CONCERN (CONTINUED):

     INTERIM FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included in this quarterly report have been prepared on a basis consistent with the annual financial statements of Torpedo Sports and its subsidiary, Torpedo. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's unaudited consolidated balance sheet as of January 31, 2004, results of operations for the three-month and six-month periods ended January 31, 2004 and 2003, and cash flows for the six-month periods ended January 31, 2004 and 2003 have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of our business. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended July 31, 2003.

     FOREIGN CURRENCY TRANSLATION:

     The financial statements of the Company's foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive loss included as a separate item in shareholders' deficit.

     Gains and losses from foreign currency transactions are included in net loss.

     LOSS PER SHARE:

     Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER
      SHARE, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution, and is computed based on the average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options and warrants are not considered in the 2003 calculation, as the impact of the potential common shares (2,137,000 at January 31, 2004) would be to decrease loss per share.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, AND GOING CONCERN (CONTINUED):

     GOING CONCERN AND MANAGEMENT'S PLANS

     In the Company's last Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, the Independent Auditors' Report includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

     The Company's financial statements for the three and six months ended
      January 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $1,047,243 and $1,343,886, respectively, for the three and six months ended January 31, 2004, and reported a shareholders' deficit of $3,347,358 at January 31, 2004. The Company has not been able to meet its obligations in a timely manner and was not able to procure significant quantities of raw materials during the quarter ended January 31, 2004, in order to meet its customers' orders. In addition, the Company's bank lines of credit and other debt have been classified as a current liability as a result of loan agreement violations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue at a going concern.

     On January 23, 2004, Torpedo filed in Canada a notice of its intention
      ("NOI") to make a proposal to its creditors for the restructuring of its debts. The proposal procedure allows Torpedo to continue to operate its business subject to protection of the secured interests of its lenders and suspends efforts by creditors to collect their debts while Torpedo reviews and analyzes its financial condition. The analysis will enable the Company to see if it is able to propose a plan to its creditors to resolve their indebtedness.

     In January 2004, the Company announced that it has retained a business consulting firm to serve as its advisor regarding strategic options for the Company's future. No specific plan is presently being considered, however, initiatives could include raising additional capital to a complete restructuring.

     Management has implemented plans and initiatives it believes, but cannot assure, will allow the Company to maintain some of its core business. These plans and initiatives include the following:

     a. In September 2003, Torpedo signed an exclusive distributor agreement with a South Paris, Maine based Company (the "Distribution Agreement"). Under the terms of the Distribution Agreement, the distributor is to open transferable letters of credit to Torpedo, which Torpedo can then transfer to a third party supplier. The third party supplier is to ship directly to the distributor. The distributor will be responsible for all U.S. warehouse, distribution and selling costs. The anticipated effect of the Distribution Agreement on the Company is reduced sales, as it will sell to the distributor at lower prices than it was selling directly, offset by reduced costs, as costs of the warehouse distribution center and selling costs will be eliminated. Gross margins may also be reduced as the Company is now outsourcing certain production, which was previously manufactured at our leased facility. The Distribution Agreement also provides for royalties on products purchased by the Distributor from other suppliers. The Company is currently in discussions with the distributor regarding possible amendments to the Distribution Agreement. The parties are discussing the potential of the distributor becoming a licensee of the Company's product and paying a royalty based on sales.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, AND GOING CONCERN (CONTINUED):

     GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

      b. In order to reduce fixed costs, Torpedo negotiated an early termination of its Montreal facilities lease in November 2003 for a lease termination fee of approximately $125,000 CDN. Torpedo was not able to honor the terms of the agreement and in addition, filed its NOI. The parties reached a revised agreement in March 2004 whereby Torpedo paid rent from January 23, 2004 (the date of the NOI) through March 15, and an additional $15,000 CAN for repairs and restoration of the premises to its condition prior to the lease. The original lease term was through February 2007. Torpedo intends to outsource its plastic and wood product manufacturing in Canada, and share office space with a related Montreal-based company. Based upon the notice of intention that the Company filed, the parties negotiated the termination of the lease, whereby the Company would pay $65,000 CDN.

      c. In July 2003 the board of directors approved a private placement of up to 3,000,000 shares of the Company's common stock at $.10 per share. Through April 15, 2004, the Company has issued 2,385,500 shares of its common stock and has received proceeds of $238,550 (1,898,000 shares for $189,800 during the six months ended January 31, 2004). Additionally, in March 2004, the Company received $95,000 upon the exercise of 950,000 warrants and issued 950,000 shares of its common stock.

     RECENTLY ISSUED ACCOUNTING STANDARDS:

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

     In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL
      INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No.150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

     In January 2003, the FASB issued SFAS Interpretation No. 46, CONSOLIDATION
      OF VARIABLE INTEREST ENTITIES ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, management does not expect that the adoption of FIN 46 will have an effect on the financial condition or results of operations of the Company.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

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

CREDIT RISK AND SIGNIFICANT CONCENTRATIONS:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Accounts receivable credit risk is mitigated through the Company's use of credit reviews that are considered in determining credit policies and the allowance for doubtful accounts. The Company provides allowances for expected sales returns, discounts, rebates and cooperative advertising. At January 31, 2004, the Company has recorded an allowance for doubtful accounts receivable of approximately $100,000. During the three and six months ended January 31, 2004, sales to the U.S. distributor accounted for approximately 60% of net sales, and sales to one Canadian customer accounted for approximately 20% of net sales. During the six months ended January 31, 2003, two customers accounted for approximately 17% and 13%, respectively of net sales. The loss of the U.S. distributor or of either of the significant Canadian customer could have an adverse effect on the Company's financial condition, results of operations and cash flows.

3. INVENTORIES:

     Inventories consist of the following at January 31, 2004:

           Raw materials                           $         9,286
           Finished goods                                  100,767
                                                   ---------------
                                                   $       110,053
                                                   ===============

4. PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant and equipment is comprised of the following at January 31, 2004:

           Land                                    $       20,759
           Building                                       278,494
           Machinery, furniture, and equipment            554,629
           Molds                                          562,029
           Tools and dies                                  35,395
           Vehicles                                        49,887
           Leasehold improvements                          16,245
                                                   ---------------
                                                        1,517,438
           Less accumulated depreciation
            and amortization                             (860,458)
                                                   ---------------
                                                   $      656,980
                                                   ===============

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

4. PROPERTY, PLANT, AND EQUIPMENT (continued):

     Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers projected cash flow data and available appraisal information. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from the long-lived assets are less than the amount of unamortized assets. Based on its evaluation, which considered management's decision to cease all production, an impairment charge of $328,909 was recorded for the six months ended January 31, 2004.

     In conjunction with Torpedo terminating its lease and management's decision to no longer manufacture certain of its products, Torpedo (through an auction) sold its molding manufacturing equipment in March 2004. Torpedo received approximately $50,000 CDN that is being held in escrow for its secured lender of the equipment, pending receiving releases from other lien holders.


5. RELATED PARTY TRANSACTIONS:

     RELATED PARTY ADVANCES AND NOTE PAYABLE:

     Related party advances payable at January 31, 2004, consist of the following:

       Advances payable to VP Sports, Inc., a company
       affiliated through common control ("VP Sports");
       interest at 9%; unsecured and due on demand                   $   639,536

       Advances payable to companies affiliated through
       common ownership and control by an officer of the Company;
       interest at 8% to 10%; collateralized by
       substantially all assets of the Company; due on demand [A]      1,258,011

       Note payable to employee of Torpedo, interest at 2%
       per month; unsecured and due on demand                             26,291
                                                                     -----------
                                                                     $ 1,923,838
                                                                     ===========

       [A] In August 2003, the Company received a $65,000 advance from a party affiliated through common ownership. This advance is due on demand, bears interest at 8%, and is collateralized by substantially all assets of the Company.

     At July 31, 2003, the Company had unsecured advances payable of $8,350 to VP Sports. During the six months ended January 31, 2004, the Company received an additional $28,300 from VP Sports and its subsidiary, Victoria Precision, Inc.("Victoria Precision"), located in Quebec, Canada, and $7,700 was paid to VP Sports. Advances payable to VP Sports and Victoria Precision at January 31, 2004, of $28,950 are non-interest bearing, due on demand, and are included in related party payables and accruals.

     Interest payable to related parties at January 31, 2004, is $255,185.

     INVENTORY PURCHASES:

     During the six-month periods ended January 31, 2004 and 2003, respectively, the Company purchased approximately $414 and $44,092, of inventory raw materials from Victoria Precision.

     MANAGEMENT AGREEMENT:

     The Company has a month-to-month management agreement with VP Sports for executive management and administrative services. During the three and six months ended January 31, 2004 and 2003, the Company incurred management fees of $68,889 and $135,094, respectively. At January 31,2004, management fees payable are $245,185.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

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

     In September 2002, the Company entered into a one-year business consulting and financial advisory agreement, which provides for services to be provided in phases. Compensation under the agreement is based in part on the completion of stated objectives. Upon exercise of the agreement, the Company granted a warrant to the consultant to purchase up to 1,000,000 shares of common stock at $1.25 per share, the market price of the Company's common stock on the date of issuance. This warrant is exercisable through September 2004, and was valued at approximately $550,000, utilizing the Black-Scholes option pricing model. The agreement also provides for a financing commission to be paid in cash, equal to 10% of the aggregate amount of cash received by the Company in a financing agreement resulting from the direct efforts of the consultant. The Company amortized the deferred compensation cost of $550,000 during the fiscal year ended July 31, 2003 ($137,500 and $275,000 for the three and six months ended July 31, 2003).

     In July 2003, the board of directors of the Company authorized a reduction in the exercise price of part of the warrant, discussed above. In August 2003, the exercise price to purchase 250,000 shares out of the total one million was reduced from $1.25 to $0.20 per share in order to induce exercise. As a result of the repricing, the Company incurred $15,000 of expense, and the Company issued 250,000 shares of its common stock in August 2003 upon the exercise of the warrant at $.20 per share.

     In January 2004, the Company entered into a business consulting agreement, which provides for advisory services regarding strategic options for the Company's future. In connection with the agreement, the Company granted a warrant to the business consulting firm to purchase up to 950,000 shares of common stock at $.10 per share. In March 2004, in order to induce the warrant holder to exercise the warrant, the Company granted additional warrants to purchase up to 950,000 shares of common stock at $.20 per share. Accordingly, the warrant holder exercised the original warrants, and the Company issued 950,000 shares of its common stock for $95,000.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

6. COMMITMENTS AND CONTINGENCIES (CONTINUED):

     LICENSE AGREEMENT:

     In December 2002, the Company entered into a five-year exclusive license to the Flexible Flyer and Mongoose brand names and a non-exclusive license to the Schwinn brand name, to market all "snow products", including metal runner sleds, toboggans and snow boards.

     The license is royalty bearing and requires annual minimum royalty payments of $100,000. The Company incurred $26,013 and $51,013 of license fee expense during the three and six months ended January 31, 2004. Additionally, the Company must meet annual sales of licensed goods, beginning with the calendar year ending December 31, 2004, of $1,000,000 annually through December 31, 2007.

     CAPITAL LEASE:

     In October 2002, Torpedo Sports entered into a four-year capital lease agreement to lease molds, machinery and equipment with a present value of $105,887, based on an incremental interest rate of 9.25%. Monthly lease payments of approximately CAD$3,900 (U.S. $2,933 at January 31, 2004) are due through August 2006. The leased assets are being amortized over the lesser of their related lease terms or their estimated useful life. Accumulated amortization on assets under capital leases was $23,489 as of January 31, 2004. Beginning in March 2004, Torpedo was unable to make its monthly lease payments. In April 2004, the leassor was granted a judgment to repossess the leased property.

     LITIGATION:

     The Company is involved in various claims and legal actions arising in the course of business. Due to the Company's inability to meet its obligations timely, certain creditors have initiated legal action against the Company, some of which have received judgments for payment. Management believes that it has adequately accrued for these matters at January 31, 2004.

7. LINES OF CREDIT AND NOTES PAYABLE:

     LINES OF CREDIT:

     Torpedo has operated under a line of credit under which it can borrow up to a maximum of CAD $4,500,000 (U.S. $3,384,450 at January 31, 2004) through November 2004. Advances under this line of credit are limited to and made at up to 85% of the face value of eligible accounts receivable as defined, and as accepted by the lender. Borrowings under this line of credit are collateralized by accounts receivable, inventories and certain machinery and equipment, and bear interest at 2% per month. The outstanding balance on this line of credit was CAD$435,295 (U.S. approximately $327,385) at January 31, 2004, and is included in the current portion of long-term debt.

     Torpedo also has available an inventory line of credit under which it can borrow up to a maximum of CAD$800,000 (U.S.$601,680 at January 31, 2004) through November 2004. This line of credit is available to Torpedo between the months of June and September, or later if extended. Borrowings under this line of credit are collateralized by inventories, and bear interest at the Canadian prime rate (4.25% at January 31, 2004) plus 7.5%. There was no outstanding balance on this line of credit at January 31, 2004.

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

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

7. LINES OF CREDIT (CONTINUED):

     As a result, the lender, while reserving its rights and recourses, agreed not to enforce its security over the assets of the Company, providing that the plan and committed capital injections are adhered to. Should the Company not be able to satisfy the terms of its commitment to the lender, and should the lender seek recourse against the Company, the effects of such action would have in an adverse impact on the Company's operations. As a result of the NOI filed on January 24, 2004, the lender has made no further advances until the Company completes its proposal. The balance owed to the lender as of March 31, 2004, is approximately CAD$117,000 (U.S. approximately $88,000).

     NOTE PAYABLE, U.S. DISTRIBUTOR:

     In September 2003, the Company issued a 7% note payable for $186,398 in exchange for accrued expenses owed to the U.S. Distributor. The note payable is due on demand. The U.S. Distributor has agreed to reduce the note by pre-determined amounts based on sales to the U.S. Distributor. At January 31, 2004, the note balance was approximately $123,000.

8. INCOME TAXES:

     During the six months ended January 31, 2003, the Company recognized deferred income tax expense of $33,862, which was attributable to Canadian operations. The Company did not recognize any income tax benefit related to U.S. operating losses during the six months ended January 31, 2003, nor did the Company recognize an income tax benefit related to Canadian or U.S. operating losses during the six months ended January 31, 2004, as the Company has recorded a valuation allowance against these net operating losses due to uncertainty as to realization.

9. SHAREHOLDERS' EQUITY (DEFICIT):

     In August 2003, the Company issued 250,000 shares of common stock upon the exercise of warrants at $0.20 per warrant. The Company received cash of $50,000.

     During the six months ended January 31, 2004, the Company issued 1,898,000 shares of common stock under a private placement. The Company received proceeds of $189,800.

     During the six months ended January 31, 2004, the Company issued 20,000 shares of common stock for consulting services. The shares were valued at an average of $0.20 per share (the market price of the common stock on the dates of the common stock issuances) and $4,000 has been recorded as general and administrative expense.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTIINUED)
SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

10. FOREIGN AND DOMESTIC OPERATIONS:

     All of the Company's long-lived assets of $656,980 as of January 31, 2004, are located in Canada. Operating results for the three and six month periods ended January 31, 2004 and 2003, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                              Six Months  Six Months  Three Months Three Months
                                 Ended       Ended       Ended       Ended
                              January 31, January 31, January 31,  January 31,
                                 2004        2003        2004        2003
                              ----------  ----------  ----------  ----------

       Revenues (a):
              United States   $1,596,177  $3,414,502  $  695,171  $1,221,709
              Canada           1,028,876   2,185,433     446,873   1,188,920
                              ----------  ----------  ----------  ----------
                              $2,625,053  $5,599,935  $1,142,044  $2,410,629
                             ===========  ==========  ==========  ===========

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

(a)   Liquidity and Capital Resources

The Company's primary capital requirements are for the purchases of raw materials and finished goods, as well as the costs associated with manufacturing and administrative functions. For the six months ended January 31, 2004, our cash generated from operations under a credit facility have not been sufficient to stay current with our obligations. On January 23, 2004, Torpedo filed in Canada a notice of its intention ("NOI") to make a proposal to its creditors to restructure its debts. The Company's lender under the credit facility suspended borrowings in conjunction with the NOI. We borrow money which has a maximum limit of CAD$4,500,000 (approximately U.S.$3,384,450 based on the January 31, 2004, exchange rate). Advances under this line of credit are limited to and made at up to 85% of the face value of eligible accounts receivable, as defined, and as accepted by the lender. Additionally, the Company has a seasonal inventory line which has a maximum limit of CAD$800,000 (approximately U.S.$601,680 based on the January 31, 2004, exchange rate) between the months of June and September, or later if extended. The balance owed on purchased accounts receivable bears interest at 2% per month and amounts borrowed on inventory bear interest at the Canadian prime rate plus 7.5%. As of January 31, 2004, there was CAD$435,295 (approximately U.S.$327,385) outstanding on the purchased accounts receivable and no balance was owed on the inventory line.

In May 2003, the Company received a letter of default and a demand for repayment of CAD$507,008 (U.S. approximately $359,000)from the lender regarding the lines of credit described above. The lender agreed to suspend proceedings, subject to an acceptable plan from the Company demonstrating that it would raise sufficient capital for the 2003-2004 season through either subordinated debt or equity from its shareholders guarantors or related parties.

As a result of the Company providing the lender with a plan regarding operations for the 2003-2004 season, the lender, while reserving its rights and recourses, has agreed not to enforce its security over the assets of the Company, providing that the plan and committed capital injections are adhered to. Should the Company not be able to satisfy the terms of its commitment to the lender, and should the lender seek recourse against the Company, the effects of such action would have an adverse impact on the Company's operations.

Net cash used in operating activities in the six months ended January 31, 2004 was $318,179, net cash used in operating activities was $13,062 for the six months ended January 31, 2003. Cash used in operating activities for the six months ended January 31, 2004, represents the net loss of $1,343,886, adjusted for increases in accounts receivable and decreases in accounts payable and accrued expenses. These were partially offset by decreases in inventory and prepaid expenses as well as increases in related party payables. Non-cash adjustments of $445,112 were also recorded.

Net cash provided by financing activities in the six months ended January 31, 2004, represents increases in borrowings on the Company's credit facility, proceeds from the exercise of warrants and common stock, as well as proceeds from related party loans, offset by repayments of long term debt and advances to related parties.

For fiscal year ending July 31, 2004, we anticipate that our liquidity and capital resource needs will not be satisfied from cash flows generated from our operating activities, or from the credit facility arrangement described above. Other sources available to us that we may utilize include the sale of equity securities through private placements of common or preferred stock, as well as the exercise of stock options or warrants, all of which may cause dilution to our stockholders. The Company can give no assurances that it will be successful in being able to raise the capital required to make an acceptable proposal to its creditors to restructure, or for any continuing obligations.

From August 1, 2003, through April 15, 2004, the Company has received $238,550 from private placements of 2,385,500 shares of common stock, as well as $145,000 from the exercise of 250,000 warrants at $0.20 per warrant and 950,000 warrants at $0.10 per warrant.

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

 (b)   Results of Operations

Results of Operations for the Six months Ended January 31, 2004 versus January 31, 2003:

SALES

Consolidated revenues for the three and six months ended January 31, 2004, were $1,142,044 and $2,625,054 compared to revenues of $2,410,629 and $5,399,935 for the three and six months ended January 31, 2003, representing a decrease of $1,268,585 or 53% for the three months ended January 31, 2004, and $2,974,882 or 53% for the six months ended January 31, 2004. As the table below illustrates, sales in the U.S. decreased by $1,818,325, while Canadian sales decreased by $1,156,557 for the six months.

                                     Six Months Ended         Three Months Ended
                                        January 31,              January 31,
                                     2004         2003         2004        2003
                                  ----------   ----------   ----------  ----------
U.S. Sales:     Plastic goods     $  881,960   $1,660,870   $  340,929  $  663,684
                Wood products        658,568    1,065,358      353,136     412,639
                Imported goods        60,112      729,358        1,194     175,023
                Discounts             (4,463)     (41,084)         (88)    (29,637)
                                  ----------   ----------   ----------  ----------
                                   1,596,177    3,414,502      695,171   1,221,709
                                  ----------   ----------   ----------  ----------

Canadian Sales: Plastic products     725,593    1,318,973      411,265     787,444
                Wood products        227,724      809,098       53,206     391,514
                Other                186,421      104,388       78,144      51,427
                Discounts           (110,862)     (47,026)     (95,742)    (41,465)
                                  ----------   ----------   ----------  ----------
                                   1,028,876    2,185,433      446,873   1,188,920
                                  ----------   ----------   ----------  ----------
Total sales                       $2,625,053   $5,599,935   $1,142,044  $2,410,629
                                  ==========   ==========   ==========  ==========

The overall sales decrease is primarily due to the Company not being able to obtain the finished goods or raw materials necessary, due to working capital limitations to meet its order demand. This will continue to have an adverse on future sales. Many of the Company's Canadian customers have a lack of confidence in the ability of the company to deliver goods and therefore probably will significantly reduce or eliminate the amount of goods they purchase from Torpedo.

In September 2003, Torpedo signed an exclusive distributor agreement with a South Paris, Maine based Company (the "Distribution Agreement"). Under the terms of the Distribution Agreement, the distributor opened transferable letters of credit to Torpedo, which Torpedo transfers to a third party supplier. The third party supplier ships directly to the distributor. The distributor Is responsible for all U.S. warehouse, distribution and selling costs. The effect of the Distribution Agreement on the Company is reduced sales, as it will sell to the distributor at lower prices than it was selling directly, offset by reduced costs, as the Company believes it will eliminate costs of the warehouse distribution center and selling costs. It should also be noted that gross margins may be reduced as the Company is now outsourcing its production, when previously it was manufactured at our leased facility.

COST OF SALES

For the six months ended January 31, 2004, cost of sales was $2,395,149 compared to $3,933,098 for the six months ended January 31, 2003. As a percentage of sales, cost of sales increased to 91% from 70% for the 2004 fiscal period compared to the fiscal 2003 period. The primary reason for the increase as a percent of sales is due to factory overhead expenses. Although factory overhead expenses decreased to $412,464 for the six months ended January 31, 2004 compared to $587,067 for the six months ended January 31, 2003, as a percent of sales, factory overhead increased to 15.7% from 10.5%. The Company has been able to reduce the factory overhead expenses in dollars compared to the prior years expenses. However, since the Company did not attain the same level of sales as in the prior period, factory overhead as a percentage of sales increased.

In addition, the Company is selling products to its U.S. distributor at prices discounted from those of the prior period. These discounted prices represent approximately 15% of the decrease in gross profit for the six months ended January 31, 2004.

The Company began to outsource most of its plastic goods products for the 2003-2004 season. In the future, the Company believes this will stabilize our costing as we will not be subject to our own inefficiencies.

Additionally, by terminating its Montreal lease effective March 15, 2004, the Company will be reducing its overhead costs by approximately $500,000 CDN annualized.

OPERATING EXPENSES

Operating expenses for the six months ended January 31, 2004, decreased to $1,189,579, compared to $1,683,500 for the six months ended January 31, 2003. Included in the current period are expenses of $126,884 related to Torpedo Sports USA, Inc., compared to $435,412 for the year ago period, which included $291,500 of stock based compensation. Other significant decreases were in commissions of $267,000, advertising of $210,000 and U.S. office expenses of $90,000. Commission expense decreased as a direct result of the distribution agreements whereby the Company was no longer paying commissions on U.S. sales. Reduced sales in Canada resulted in lower commission and advertising expense. The Company pays its Canadian independent sales representatives a commission on all sales they generate.

OTHER EXPENSES/INCOME

Due to the decrease in sales for the six months ended January 31, 2004 compared to January 31, 2003, interest expense, other, decreased to $174,187 for the six months ended January 31, 2004, compared to $277,823 for the six months ended January 31, 2003 as the Company is being financed through a credit facility that bears interest at the effective rate of 2% per month on purchased accounts receivable. Interest expense related parties increased to $96,828 for the six months ended January 31, 2004 from $60,024 for the six months ended January 31, 2003. The reason for the increase was the additional loans from the related parties since January 31, 2003.

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

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No.150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

In January 2003, the FASB issued SFAS Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, management does not expect that the adoption of FIN 46 will have an effect on the financial condition or results of operations of the Company.


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

                                Torpedo Sports USA, Inc.
                                  (Registrant)

Date: April 23, 2004            By: /s/ Henry Fong
                                    -------------------------------------------
                                    Henry Fong
                                    Chief Executive Officer

                                    /s/ Barry S. Hollander
                                    -------------------------------------------
                                    Barry S. Hollander
                                    Chief Financial Officer