Form 10QSB
period 2004-04-30
TORPEDO SPORTS USA INC
filed 2004-06-21
CIK 1126411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2004

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

                     500 Australian Avenue South, Suite 625
                         West Palm Beach, Florida 33401
                        ---------------------------------
               (Address of principal executive offices) (Zip code)

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


Number of shares of common stock outstanding at June 21, 2004:  16,399,819

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements (unaudited):

         Report of independent registered public accounting firm               1

         Condensed consolidated balance sheet - April 30, 2004                 2

         Condensed consolidated statements of operations -
         Three and nine months ended April 30, 2004 and 2003                   3

         Condensed consolidated statements of comprehensive loss -
         Three and nine months ended April 30, 2004 and 2003                   4

         Condensed consolidated statement of shareholders' deficit -
         Nine months ended April 30, 2004                                      5

         Condensed consolidated statements of cash flows -
         Nine months ended April 30, 2004 and 2003                             6

         Notes to condensed consolidated financial statements                  7

Item 2.    Management's discussion and analysis                               16

Item 3.    Disclosure controls and procedures                                 20

PART II.OTHER INFORMATION

Item 1.    Legal proceedings                                                  21

Item 2.    Changes in securities                                              22

Item 3.    Defaults upon senior securities                                    22

Item 4.    Submission of matters to a vote of security holders                22

Item 5.    Other information                                                  22

Item 6.    Exhibits and reports on Form 8-K                                   22

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Torpedo Sports USA, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Torpedo Sports USA, Inc. and subsidiary as of April 30, 2004, the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended April 30, 2004 and 2003, the condensed consolidated statement of changes in shareholders' deficit for the nine months ended April 30, 2004, and the condensed consolidated statements of cash flow for the nine-month periods ended April 30, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the interim condensed consolidated financial statements, the Company's Canadian subsidiary, Torpedo Sports Inc., ceased operations and filed for bankruptcy in May 2004.

HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
June 18, 2004
                                        1

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash                                                              $     1,320
  Accounts receivable                                                    30,126
  Inventories                                                            36,689
  Prepaid expenses                                                       39,943
                                                                    -----------
      Total current assets                                              108,078
                                                                    -----------

Restricted cash, held in trust                                           35,357
Property, plant and equipment, net                                      461,827
                                                                    -----------
                                                                        497,184
                                                                    -----------
                                                                    $   605,262
                                                                    ===========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Lines of credit and notes payable                                 $   730,933
  Obligations under capital lease                                        10,171
  Accounts payable and accrued expenses                               1,035,967
  Related party payables and accruals                                   535,508
  Related party advances and notes payable                            1,805,281
                                                                    -----------
      Total liabilities (all current)                                 4,117,860
                                                                    -----------


Commitments and contingencies

Shareholders' deficit:
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized; none issued and outstanding                               --
  Common stock, par value $.001 per share, 50,000,000 shares
    authorized; 16,399,819 shares issued and outstanding                 16,400
  Additional paid-in capital                                          2,872,354
  Stock subscriptions receivable                                        (24,056)
  Accumulated other comprehensive loss                                 (189,723)
  Accumulated deficit                                                (6,187,573)
                                                                    -----------
      Total shareholders' deficit                                    (3,512,598)
                                                                    -----------
                                                                    $   605,262
                                                                    ===========
            See notes to condensed consolidated financial statements.
                                        2

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Nine           Nine          Three          Three
                                                 Months         Months         Months         Months
                                                 Ended          Ended          Ended          Ended
                                                April 30,      April 30,      April 30,      April 30,
                                                  2004           2003           2004           2003
                                              -----------    -----------    -----------    -----------
Net sales                                     $ 2,645,362    $ 5,911,522    $    20,309    $   311,587
Cost of sales                                   2,581,466      4,405,557        186,317       (472,459)
                                              -----------    -----------    -----------    -----------
Gross profit (loss)                                63,896      1,505,965       (166,008)      (160,872)
                                              -----------    -----------    -----------    -----------

Selling expense                                   261,814        782,807        106,034         74,645
General and administrative expense:
 Stock-based compensation                          44,000        431,000         25,000        139,499
 Other                                            845,800        881,597        295,004        312,766
Related party management fees                     202,446        175,692         67,352         60,685
Impairment of machinery and equipment             356,618              -         27,709              -
                                              -----------    -----------    -----------    -----------
                                                1,710,678      2,271,096        521,099        587,595
                                              -----------    -----------    -----------    -----------
Loss from operations                           (1,646,782)      (765,131)      (687,107)      (748,467)
                                              -----------    -----------    -----------    -----------
Other income (expense):
 Interest expense:
   Related parties                               (106,927)       (87,813)       (10,099)       (27,789)
   Other                                         (267,755)      (322,212)      (106,068)       (44,389)
 Foreign currency transaction gains (losses)     (113,087)       106,124            109         81,447
                                              -----------    -----------    -----------    -----------
                                                 (487,769)      (303,901)      (116,058)         9,269
                                              -----------    -----------    -----------    -----------

Loss before income taxes                       (2,134,551)    (1,069,032)      (803,165)      (739,198)
Income tax expense                                                33,862
                                              -----------    -----------    -----------    -----------
Net loss                                      $(2,134,551)   $(1,102,894)   $  (803,165)   $  (739,198)
                                              ===========    ===========    ===========    ===========

Basic and diluted net loss per share          $    (0.16)   $     (0.11)   $     (0.05)   $     (0.07)
                                              ===========    ===========    ===========    ===========
Weighted average number of common shares
  outstanding:
    Basic and diluted                          13,262,955     10,155,050     14,715,830     10,181,314
                                              ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements.
                                        3

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                  Nine           Nine          Three          Three
                                                 Months         Months         Months         Months
                                                 Ended          Ended          Ended          Ended
                                                April 30,      April 30,      April 30,      April 30,
                                                  2004           2003           2004           2003
                                              -----------    -----------    -----------    -----------
Net loss                                      $(2,134,551)   $(1,102,894)   $  (803,165)   $  (739,198)

Changes in foreign currency translation
  adjustments                                     (80,988)        (9,199)        29,261        (11,279)
                                              -----------    -----------    -----------    -----------

Comprehensive loss                            $(2,215,539)   $(1,112,093)   $  (773,904)   $  (750,477)
                                              ============  ============    ============  ============

            See notes to condensed consolidated financial statements.
                                        4

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        NINE MONTHS ENDED APRIL 30, 2004
                                   (UNAUDITED)


                                                                                   Accumulated
                                   Common stock         Additional     Stock         other
                             -----------------------     paid-in   subscriptions comprehensive  Accumulated
                               Shares       Amount       capital     receivable       loss        deficit         Total
                             ----------   ----------   -----------   ----------    ----------   -----------    -----------
Balances, August 1, 2003     11,282,999   $   11,283   $ 2,022,507   $  (24,056)   $ (108,735)  $(4,053,022)   $(2,152,023)

Common stock issued
  for services                   20,000           20         3,980                                                   4,000

Common stock issued in
  private placements          2,984,000        2,984       295,416                                                 298,400

Compensation expense upon
  warrant repricing                                         15,000                                                  15,000

Warrant granted for prepaid
  consulting services                                       38,000                                                  38,000

Warrant granted to induce
  exercise of existing
  warrant                                                  172,000                                                 172,000

Common stock issued upon
  exercise of warrants        1,200,000        1,200       143,800                                                 145,000

Common stock issued in
  exchange for related
  party promissory notes,
  accrued interest and
  other accrued
  liabilities                   912,820          913       181,651                                                 182,564

Change in foreign currency
  translation adjustments                                                             (80,988)                     (80,988)

Net loss                                                                                         (2,134,551)    (2,134,551)

                             ----------   ----------   -----------   ----------    ----------   -----------    -----------
Balances, April 30, 2004     16,399,819   $   16,400   $ 2,872,354   $  (24,056)   $ (189,723)  $(6,187,573)   $(3,512,598)
                             ==========   ==========   ===========   ==========    ==========   ===========    ===========

            See notes to condensed consolidated financial statements.
                                        5

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine            Nine
                                                           Months Ended    Months Ended
                                                             April 30,       April 30,
                                                               2004           2003
                                                            -----------    -----------
Cash flows provided by operating activities:
Net loss                                                    $(2,134,551)   $(1,102,894)
                                                            -----------    -----------
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
    Impairment of machinery and equipment                       356,618
    Depreciation and amortization                               124,383        171,616
    Provision for doubtful receivables                                          56,172
    Stock-based compensation                                     44,000        431,000
    Expense incurred to induce warrant exercise                 172,000
    Deferred income taxes                                                       33,862
    Changes in assets and liabilities:
      Decrease in accounts receivable                            43,630         52,754
      Decrease in inventories                                   709,301        834,266
      Decrease (increase) in prepaid expenses                   278,965        (95,315)
      Decrease in accounts payable and accrued expenses        (233,971)       (72,006)
      Increase (decrease) in related party payables
        and accruals                                            365,673        (15,822)
                                                            -----------    -----------
Total adjustments                                             1,860,599      1,396,527
                                                            -----------    -----------
Net cash (used in) provided by operating activities            (273,952)       293,633
                                                            -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                                        (100,527)
                                                            -----------    -----------
Net cash used in investing activities                                         (100,527)
                                                            -----------    -----------
Cash flows from financing activities:
  Decrease in bank indebtedness                                (110,509)      (161,768)
  Repayment of long-term debt and capital lease
    obligation                                                   (5,001)      (148,717)
  Proceeds from notes payable, related parties                  137,824         82,660
  Repayment of loan payable, related party                                     (55,310)
  Proceeds from exercise of options and warrants                145,000         24,700
  Advances to related parties                                   (79,200)       (76,000)
  Proceeds from sale of common stock                            298,400         59,250
                                                            -----------    -----------
Net cash provided by (used in) financing activities             386,514       (275,185)
                                                            -----------    -----------
Effect of foreign exchange rate changes on cash                (130,152)       (72,996)
                                                            -----------    -----------
Decrease in cash                                                (17,590)        (9,083)
Cash, beginning of period                                        18,910          9,172
                                                            -----------    -----------
Cash, end of period                                               1,320    $        89
                                                            ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   256,163    $   398,420
                                                            ===========    ===========
Supplemental disclosure of non-cash investing
 and financing activities:
     Capital lease obligation incurred for
       machinery and equipment                                             $   105,887
                                                                           ===========
     Warrant granted in exchange for prepaid consulting
      services                                              $    38,000
                                                            ===========
     Restricted cash held in trust, received from
       sale of equipment                                    $    35,357
                                                            ===========
     Note payable issued in exchange for
       accrued expenses                                     $   186,398
                                                            ===========
     Common stock issued in exchange for
       related party promissory notes, accrued
       interest and other accrued liabilities               $   182,564
                                                            ===========

             See notes to condensed consolidated financial statements.
                                        6

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED APRIL 30, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS, SUBSIDIARY BANKRUPTCY, AND MANAGEMENT'S PLANS:

     Torpedo Sports USA, Inc., a Nevada corporation ("Torpedo Sports" or, the
      "Company"), through its wholly-owned Canadian subsidiary Torpedo Sports Inc. ("Torpedo") manufactured and distributed outdoor recreational products for children for sale in the United States and Canada through May 6, 2004.

     On January 23, 2004, Torpedo filed in Canada, a notice of its intention
      ("NOI") to make a proposal to its creditors for the restructuring of its debts. The proposal procedure allowed Torpedo to continue (through May 6, 2004) to operate its business subject to protection of the secured interests of its lenders and suspended efforts by creditors to collect their debts while Torpedo reviewed and analyzed its financial condition. The analysis enabled the Company to determine if it was able to propose a plan to its creditors to resolve their indebtedness.

     On May 6, 2004, Torpedo declared bankruptcy in Canada with the intention to liquidate its assets. Torpedo ceased operations in May 2004.

     INTERIM FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included in this quarterly report have been prepared on a basis consistent with the annual consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended July 31, 2003. In the Company's last Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, the Independent Auditors' Report includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

     In the opinion of management, all normal recurring adjustments, and impairment charges as described in the following notes, necessary for a fair presentation of the Company's unaudited consolidated balance sheet as of April 30, 2004, results of operations for the three-month and nine-month periods ended April 30, 2004 and 2003, and cash flows for the nine-month periods ended April 30, 2004 and 2003 have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. At April 30, 2004, management believes that Torpedo's asset balances approximate their estimated net realizable values.

     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Results for the interim periods are not a basis from which to project results for the full year due to the Torpedo bankruptcy and its planned liquidation.

    SUBSIDIARY BANKRUPTCY:

    At April 30, 2004, the carrying amounts of Torpedo's assets and liabilities are as follows:

     Assets:
       Accounts receivable                               $        30,126
       Inventories                                                36,689
       Prepaid expenses                                           26,943
                                                         ---------------
       Current assets                                             93,758
                                                         ---------------
     Restricted cash, held in trust (Note 5)                      35,357
     Property, plant and equipment, net                          461,827
                                                         ---------------
                                                                 497,184
                                                         ---------------
                                                         $       590,942
                                                         ===============

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED APRIL 30, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS, SUBSIDIARY BANKRUPTCY, AND MANAGEMENT'S PLANS (CONTINUED):

   SUBSIDIARY BANKRUPTCY (CONTINUED):

     Liabilities:
      Lines of credit and notes payable (Note 8)         $       730,933
      Obligations under capital lease                             10,171
      Related party payables and accruals                        458,949
      Accounts payable and accrued expenses                      915,383
                                                         ---------------
     Total liabilities (all current) (1)                 $     2,115,436
                                                         ===============

     (1) Liabilities presented above do not include intercompany payables to Torpedo Sports USA, Inc. of approximately $2,311,000.

     The carrying values of Torpedo's assets at April 30, 2004 approximates management's estimates of their net realizable values. The liabilities of Torpedo exceed the estimated net realizable values of Torpedo's assets and will not be sufficient to pay all obligations of Torpedo. Management is uncertain as to the ultimate disposition of these liabilities, but believes that there is no significant exposure to Torpedo Sports USA, Inc.

     It is at least reasonably possible that the amounts expected to be realized and paid in the liquidation process will change in the near term and these changes could be material.

     During the three month and nine months ended April 30, 2004, Torpedo incurred losses from operations of $441,619 and $1,247,410, respectively. During the three months and nine months ended April 30, 2003, Torpedo incurred losses from operations of $7529,291 and $99,821, respectively.

    MANAGEMENT'S PLANS

    The Company is in negotiations with VP Sports, Inc., a company affiliated through common control (VP Sports), to sell 100% of its ownership interest in Torpedo. If this occurs, VP Sports would assume the responsibility to liquidate Torpedo and relieve the Company of any further obligations of Torpedo. Presently, there is no assurance the Company will be successful in selling its ownership in Torpedo.

     The Company is also actively investigating other business opportunities.
      The Company has retained a related party advisor to assist with this investigation (Note 6), but there is no assurance that the Company will identify another business opportunity, and if it does, that it will be successful.

     Given that the Company's sole operating subsidiary is liquidating and the Company is possibly selling its ownership in Torpedo, the Company has no business operations, and therefore has no ready source of working capital. While management believes the Company can raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED APRIL 30, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES:

     FOREIGN CURRENCY TRANSLATION:

     The financial statements of the Company's foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive loss, included as a separate item in shareholders' deficit.

     Gains and losses from foreign currency transactions are included in net loss.

     LOSS PER SHARE:

     Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER
      SHARE, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution, and is computed based on the average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (5,027,000 at April 30, 2004 and 1,887,000 at April 30, 2003) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

     Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss per share would have changed to the pro forma amounts indicated below:



                                                        2004           2003
                                                     -----------    -----------
      Net loss, as reported                        $(2,134,551)     $(1,102,894)
      Total stock-based employee compensation
       expense determined under fair value based
         method for all awards                         340,000
                                                    -----------     -----------

      Net loss, pro forma                          $(2,474,551)     $(1,102,894)
                                                   ============     ============

      Net loss per share, as reported              $     (0.16)     $     (0.11)
      Net loss per share, pro forma                $     (0.19)     $     (0.11)

     No options were granted during the nine months ended April 30, 2003. The fair value of options granted during the nine months ended April 30, 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                  Expected dividend yield                           0%
                  Expected stock price volatility                 116%
                  Risk-free interest rate                           1%
                  Expected life of options                         .5 years

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

     In January 2003, the FASB issued SFAS Interpretation No. 46, CONSOLIDATION
      OF VARIABLE INTEREST ENTITIES ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED APRIL 30, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     CREDIT RISK AND SIGNIFICANT CONCENTRATIONS:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Accounts receivable credit risk is mitigated through the Company's use of credit reviews that are considered in determining credit policies and the allowance for doubtful accounts. During the three and nine months ended April 30, 2004, sales to the U.S. distributor accounted for approximately 60% of net sales, and sales to one Canadian customer accounted for approximately 20% of net sales. During the nine months ended April 30, 2003, two customers accounted for approximately 15% and 12%, respectively, of net sales.

4.   INVENTORIES:

     Inventories consist of the following at April 30, 2004:

           Raw materials                           $        9,000
           Finished goods                                  27,689
                                                   ---------------
                                                   $       36,689
                                                   ===============

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED APRIL 30, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

5.   PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant and equipment is comprised of the following at April 30, 2004:

           Land                                    $       20,121
           Building                                       269,940
           Machinery, furniture, and equipment            537,594
           Molds                                          460,006
           Tools and dies                                  34,308
           Vehicles                                        43,252
           Leasehold improvements                          15,746
                                                   ---------------
                                                        1,380,967
           Less accumulated depreciation
            and amortization                             (919,140)
                                                   ---------------
                                                   $      461,827
                                                   ===============

     Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers projected cash flow data and available appraisal information. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from the long-lived assets are less than the amount of unamortized assets. Based on its evaluation, which considered management's decision to cease all production, an impairment charge of $356,618 was recorded for the nine months ended April 30, 2004, which reduced the carrying value of its long-lived assets to their estimated net realizable value.

     In conjunction with Torpedo terminating its lease and management's decision to no longer manufacture certain of its products, Torpedo (through an auction) sold its molding manufacturing equipment in March 2004. Torpedo received approximately $50,000 CDN (U.S.$35,357) that is being held in escrow for its secured lender of the equipment, pending release from other lien holders. This amount is presented as restricted cash held in trust on the April 30, 2004 consolidated balance sheet.

6.   RELATED PARTY TRANSACTIONS:

     RELATED PARTY ADVANCES AND NOTE PAYABLE:

     Related party advances payable at April 30, 2004, consist of the following:

       Advances payable to VP Sports, a company
       affiliated through common control; interest at
       9%; unsecured and due on demand                               $  682,490

       Advances payable to companies affiliated through
       common ownership and control by an officer of the
       Company; interest at 8% to 10%; collateralized by
       substantially all assets of the Company; due on demand
       [A]                                                            1,096,500

       Note payable to employee of Torpedo, interest at 2%
       per month; unsecured and due on demand                            26,291
                                                                    -----------
                                                                    $ 1,805,281
                                                                    ===========

       [A] During the nine months ended April 30, 2004, the Company received advances of $103,300 from parties affiliated through common ownership. These advances are due on demand, bear interest at 8%, and are collateralized by substantially all assets of the Company.

           During the nine months ended April 30, 2004, the Company repaid advances of $62,000 to a party affiliated through common ownership, and also converted $110,960 of advances payable to companies affiliated through common ownership into 554,800 shares of common stock of the Company.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED APRIL 30, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

6.   RELATED PARTY TRANSACTIONS (CONTINUED):

     RELATED PARTY ADVANCES AND NOTE PAYABLE (CONTINUED):

     At July 31, 2003, the Company had unsecured advances payable of $8,350 to VP Sports. During the nine months ended April 30, 2004, the Company received an additional $32,100 from VP Sports and its subsidiary, Victoria Precision, Inc.("Victoria Precision"), located in Quebec, Canada, and $17,200 was paid to VP Sports. Advances payable to VP Sports and Victoria Precision at April 30, 2004, of $23,250 are non-interest bearing, due on demand, and are included in related party payables and accruals.

     Interest payable to related parties at April 30, 2004, is $263,628.

     INVENTORY PURCHASES:

     During the nine-month periods ended April 30, 2004 and 2003, respectively, the Company purchased approximately $414 and $45,986, of inventory raw materials from Victoria Precision.

     MANAGEMENT AGREEMENT:

     The Company has a month-to-month management agreement with VP Sports for executive management and administrative services. During the three and nine months ended April 30, 2004, the Company incurred management fees of $67,352 and $202,446, respectively. For the three and nine months ended April 30, 2003, management fees were $60,685 and $175,692, respectively. At April 30,2004, management fees payable are $303,264.

     CONSULTING AGREEMENT:

     In January 2004, the Company entered into a business consulting agreement with a consulting firm in which an officer of that firm owns greater than 10% of the Company's common stock as of April 30, 2004. The consulting firm is to provide advisory services regarding future strategic options for the Company. As compensation for these consulting services, the Company granted a three-year warrant to the consulting firm to purchase up to 950,000 shares of common stock at $.10 per share (the market price of the Company's common stock at the date of grant was $0.13 per share). The warrant was fully vested, exercisable and non-forfeitable upon issuance. The Company recorded prepaid consulting services of $38,000 based on a Black-Scholes valuation of the warrant. The Company is amortizing the prepaid asset over a six-month period. The Company recorded expense of $25,000 through April 30, 2004.

     In February 2004, in order to induce the warrant holder to exercise the warrant, the Company granted a three-year warrant to purchase up to 950,000 shares of common stock at $.20 per share (the market price of the Company's common stock at the date of grant was $0.36 per share). The Company recognized expense of $172,000 in connection with this warrant granted to induce exercise, which was based on a Black-Scholes calculation of the warrant's value. The warrant holder exercised the original warrant, and the Company issued 950,000 shares of common stock for $95,000.

7.   COMMITMENTS AND CONTINGENCIES:

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

     In the quarter ended October 31, 2003, the Company extended the agreement for an additional nine months and issued 20,000 shares of common stock valued at $0.20 per share (the market price of the common stock on the date of the extension). The Company recorded $4,000 as general and administrative expense.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED APRIL 30, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     CONSULTING AGREEMENTS (CONTINUED):

     In September 2002, the Company entered into a one-year business consulting and financial advisory agreement, which provides for services to be provided in phases. Compensation under the agreement is based in part on the completion of stated objectives. Upon exercise of the agreement, the Company granted a warrant to the consultant to purchase up to 1,000,000 shares of common stock at $1.25 per share, the market price of the Company's common stock on the date of issuance. This warrant is exercisable through September 2004, and was valued at approximately $550,000, utilizing the Black-Scholes option pricing model. The agreement also provides for a financing commission to be paid in cash, equal to 10% of the aggregate amount of cash received by the Company in a financing agreement resulting from the direct efforts of the consultant. The Company amortized the deferred compensation cost of $550,000 during the fiscal year ended July 31, 2003 ($137,500 and $412,500 for the three and nine months ended April 30, 2003).

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

     LICENSE AGREEMENT:

     In December 2002, the Company entered into a five-year exclusive license to the Flexible Flyer and Mongoose brand names and a non-exclusive license to the Schwinn brand name, to market all "snow products", including metal runner sleds, toboggans and snow boards. This license is royalty bearing and requires annual minimum royalty payments of $100,000. The Company incurred $25,008 and $75,947 of license fee expense during the three and nine months ended April 30, 2004. Additionally, the Company must meet annual sales of licensed goods, beginning with the calendar year ending December 31, 2004, of $1,000,000 annually through December 31, 2007. The disposition of this license agreement is unknown pending the ultimate outcome of the Torpedo bankruptcy and liquidation.

     CAPITAL LEASE:

     In October 2002, Torpedo Sports entered into a four-year capital lease agreement to lease molds, machinery and equipment with a present value of $105,887. Monthly lease payments of approximately CAD$3,900 (U.S. $2,843 at April 30, 2004) are due through August 2006. The leased assets were being amortized over the lesser of their related lease terms or their estimated useful life. Accumulated amortization on assets under capital leases was $22,767 as of April 30, 2004. Beginning in March 2004, Torpedo was unable to make its monthly lease payments. In April 2004, the lessor was granted a judgment to repossess the leased property, and in May 2004, the lessor took possession of the molds.

     LITIGATION:

     The Company is involved in various claims and legal actions arising in the course of business. Due to the Company's inability to meet its obligations timely, certain creditors have initiated legal action against the Company, some of which have received judgments for payment. The bankruptcy filing by Torpedo prevents the creditors from continuing to pursue any further legal action against Torpedo.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED APRIL 30, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------
8.   LINES OF CREDIT AND NOTES PAYABLE:

     The following lines of credit and notes payable represent debt obligations in default and due in full at April 30, 2004. The ultimate disposition of these liabilities is unknown as of April 30, 2004, pending the Torpedo bankruptcy proceedings.

     LINES OF CREDIT:

     Torpedo previously operated under a line of credit under which it could borrow up to a maximum of CAD $4,500,000 (U.S. $3,280,500 at April 30, 2004) through November 2004. Borrowings under this line of credit are collateralized by accounts receivable, inventories and certain machinery and equipment, and bear interest at 2% per month. The outstanding principal and accrued interest balance on this line of credit is CAD$186,231 (U.S. $135,762) at April 30, 2004. The balance owed as of June 18, 2004, is approximately CAD$175,000 (U.S. $127,575).

     Torpedo also previously had available an inventory line of credit under which it could borrow up to a maximum of CAD$800,000 (U.S.$583,200 at April 30, 2004) through November 2004. This line of credit was available to Torpedo between the months of June and September, or later if extended. Borrowings under this line of credit are collateralized by inventories, and bear interest at the Canadian prime rate (3.75% at April 30, 2004) plus 7.5%. There was no outstanding balance on this line of credit at April 30, 2004.

     NOTE PAYABLE, BANK:

     At April 30, 2004, Torpedo has a note payable to a bank that bears interest at Rates ranging from 3.75% to 4.25% at April 30, 2004. The outstanding principal balance on this note payable at April 30, 2004 is CAD$656,250 (U.S.$478,406); accrued interest at April 30, 2004 is CAD$81,787 (U.S.$59,623). This note payable is collateralized by inventories and accounts receivable.

     NOTE PAYABLE, U.S. DISTRIBUTOR:

     In September 2003, the Company issued an unsecured 7% note payable for $186,398 in exchange for accrued expenses owed to a U.S. distributor. The note payable is due on demand. The U.S. distributor agreed to reduce the note by pre-determined amounts based on sales to the U.S. Distributor. At April 30, 2004, the note balance was approximately $116,765.

9.   INCOME TAXES:

     During the nine months ended April 30, 2003, the Company recognized deferred income tax expense of $33,862, which was attributable to Canadian operations. The Company did not recognize any income tax benefit related to U.S. operating losses during the nine months ended April 30, 2003, nor did the Company recognize an income tax benefit related to Canadian or U.S. operating losses during the nine months ended April 30, 2004, as the Company has recorded a valuation allowance against these net operating losses due to uncertainty as to realization.

10.  SHAREHOLDERS' EQUITY (DEFICIT):

     In August 2003, the Company issued 250,000 shares of common stock upon the exercise of warrants at $0.20 per warrant. The Company received cash of $50,000.

     In February 2004, the Company issued 950,000 shares of common stock upon the exercise of warrants at $0.10 per warrant. The Company received cash of $95,000.

     During the nine months ended April 30, 2004, the Company issued 2,984,000 shares of common stock under a private placement. The Company received proceeds of $298,400.

     During the nine months ended April 30, 2004, the Company also issued 20,000 shares of common stock for consulting services. The shares were valued at an average of $0.20 per share (the market price of the common stock on the dates of the common stock issuances) and $4,000 has been recorded as general and administrative expense.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED APRIL 30, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

11. FOREIGN AND DOMESTIC OPERATIONS:

     All of the Company's long-lived assets of $461,827 as of April 30, 2004, are located in Canada. Operating results for the three and nine month periods ended April 30, 2004 and 2003, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                              Nine Months  Nine Months Three Months Three Months
                                 Ended       Ended       Ended         Ended
                              April 30,     April 30,   April 30,     April 30,
                                 2004        2003        2004           2003
                              ----------  ----------   ----------   ----------
       Revenues (a):
              United States   $1,594,646  $3,425,923   $        -   $   11,420
              Canada           1,050,716   2,485,599       20,309      300,167
                              ----------  ----------   ----------   ----------
                              $2,645,362  $5,911,522   $   20,309   $  311,587
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

Torpedo declared bankruptcy in May 2004, and the Company no longer has any business operations. At April 30, 2004, management believes that Torpedo's assets approximate their net realizable values.

The Company is in negotiations with VP Sports, Inc.(VP Sports), an affiliate, to sell 100% of its ownership interest in Torpedo. If this happens, VP Sports would assume the responsibility to liquidate Torpedo and relieve the Company of any further obligations of Torpedo. Presently, there is no assurance the Company will be successful in selling its ownership in Torpedo so that the Company can move forward with other business opportunities.

The Company is actively investigating other business opportunities. The Company has retained a business advisor to assist with this investigation, but there is no assurance that the Company will identify another business opportunity, and if it does, that it will be successful.

(a)   Liquidity and Capital Resources

The Company's primary capital requirements were for the purchases of raw materials and finished goods, as well as the costs associated with manufacturing and administrative functions. For the nine months ended April 30, 2004, our cash generated from operations under a credit facility was not sufficient to stay current with our obligations. On January 23, 2004, Torpedo filed in Canada, a notice of its intention ("NOI") to make a proposal to its creditors to restructure its debts. On May 6, 2004, Torpedo declared bankruptcy in Canada with the intention to liquidate its assets.

Torpedo previously operated under a line of credit, which had a maximum limit of CAD$4,500,000 (U.S.$3,289,500 based on the April 30, 2004, exchange rate).
Advances under this line of credit were limited to and made at up to 85% of the face value of eligible accounts receivable, as defined, and as accepted by the lender. Additionally, the Company had a seasonal inventory line, which had a maximum limit of CAD$800,000 (U.S.$583,200 based on the April 30, 2004, exchange rate) between the months of June and September, or later if extended. The balance owed on purchased accounts receivable bears interest at 2% per month and amounts borrowed on inventory bear interest at the Canadian prime rate plus 7.5%. As of April 30, 2004, there was CAD$186,231 (approximately U.S.$135,762) outstanding on the purchased accounts receivable and no balance was owed on the inventory line.

At April 30, 2004, Torpedo has a note payable to a bank that bears interest at Rates ranging from 3.75% to 4.25% at April 30, 2004. The outstanding principal balance on this note payable is CAD$656,250 (U.S.$478,406) at April 30, 2004. This note payable is collateralized by inventories and accounts receivable. The Company also has an unsecured 7%note payable for $186,398, payable to a U.S. distributor. This note is due on demand. The U.S. distributor agreed to reduce the note by pre-determined amounts based on sales to the U.S. Distributor. At April 30, 2004, the note balance was $116,765.

Given that the Torpedo is liquidating and the Company is possibly selling its ownership in Torpedo, the Company has no business operations, and therefore has no ready source of working capital. While management believes the Company can raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

Net cash used in operating activities in the nine months ended April 30, 2004 was $273,952, compared to cash provided by operating activities of $293,633 for the nine months ended April 30, 2003. Cash used in operating activities for the nine months ended April 30, 2004, represents the net loss of $2,184,551, adjusted for decreases in accounts receivable, inventories and prepaid expenses, and decreases in accounts payable and accrued expenses. These were partially offset by increases in related party payables. Non-cash adjustments of $697,001 were also recorded.

Net cash provided by financing activities in the nine months ended April 30, 2004, represents proceeds from the exercise of warrants and the sale of common stock, as well as proceeds from related party loans, offset by repayments of bank indebtedness, long term debt and advances to related parties.

Future sources available to us that we may utilize include the sale of equity securities through private placements of common or preferred stock, as well as the exercise of stock options or warrants, all of which may cause dilution to our stockholders. The Company can give no assurances that it will be successful in being able to raise the capital required to restructure, or for new operations.

From August 1, 2003, through June 18, 2004, the Company has received $298,400 from private placements of 2,984,000 shares of common stock, as well as $145,000 from the exercise of 250,000 warrants at $0.20 per warrant and 950,000 warrants at $0.10 per warrant.

Seasonality:

Historically, approximately 95% of Torpedo's sales were in its first two fiscal quarters, ending October 31 and January 31, respectively. This seasonality required the Company to obtain finished goods and raw material and to begin production in May and June of each year in order to build to the appropriate inventory levels required to fill customer-booking orders, which are shipped and invoiced in August through November. Due to working capital deficiencies, the Company was not able to procure sufficient finished goods and raw material to meet its order demand.

License Agreements:

In December 2002, the Company entered into a five-year exclusive license to the Flexible Flyer and Mongoose brand names and a non-exclusive license to the Schwinn brand name, to market all "snow products", including metal runner sleds, toboggans and snow boards. This license is royalty bearing and requires annual minimum royalty payments of $100,000. The Company incurred $25,008 and $75,947 of license fee expense during the three and nine months ended April 30, 2004. Additionally, the Company must meet annual sales of licensed goods, beginning with the calendar year ending December 31, 2004, of $1,000,000 annually through December 31, 2007. The disposition of this license agreement is unknown pending the ultimate outcome of the Torpedo bankruptcy and liquidation.

(b) Results of Operations

As a result of the Company's wholly-owned operating subsidiary declaring bankruptcy in May 2004, the Company no longer has any significant business operations. The Company is actively seeking other business opportunities, and has hired a business advisor to assist the Company in its search. There is no assurance that the Company will identify another business opportunity, and if it does, that it will be successful.

Results of Operations for the Three and Nine months Ended April 30, 2004 versus April 30, 2003:

SALES

Consolidated revenues for the three and nine months ended April 30, 2004, were $20,309 and $2,645,362 compared to revenues of $311,587 and $5,911,522 for the three and nine months ended April 30, 2003. As the table below illustrates, sales in the U.S. decreased by $1,336,278, while Canadian sales decreased by $1,434,802 for the nine months.

                                     Nine Months Ended         Three Months Ended
                                        April 30,                  April 30,
                                     2004         2003         2004        2003
                                  ----------   ----------   ----------  ----------
U.S. Sales:     Plastic goods     $  881,114   $1,734,876   $           $   74,006
                Wood products        657,936    1,109,268                   43,910
                Imported goods        60,054      761,208                   31,850
                Discounts             (4,459)    (179,429)                (138,345)
                                  ----------   ----------   ----------  ----------
                                   1,594,645    3,425,923                   11,421
                                  ----------   ----------   ----------  ----------

Canadian Sales: Plastic products     724,896    1,329,048                   10,074
                Wood products        240,323      815,815       11,404       6,718
                Other                196,251      520,937        8,905     416,549
                Discounts           (110,753)    (180,201)                (133,175)
                                  ----------   ----------   ----------  ----------
                                   1,050,717    2,485,599       20,309     300,166
                                  ----------   ----------   ----------  ----------
Total sales                       $2,645,362   $5,911,522   $   20,309  $  311,587
                                  ==========   ==========   ==========  ==========


The overall sales decrease is primarily due to the Company not being able to obtain the finished goods or raw materials necessary, due to working capital limitations, to meet its order demand.

In September 2003, Torpedo signed an exclusive distributor agreement with a South Paris, Maine based Company (the "Distribution Agreement"). Under the terms of the Distribution Agreement, the distributor opened transferable letters of credit to Torpedo, which Torpedo transfers to a third party supplier. The third party supplier ships directly to the distributor. The distributor is responsible for all U.S. warehouse, distribution and selling costs. The effect of the Distribution Agreement on the Company has been reduced sales, as it sold to the distributor at lower prices than it was selling directly. Gross margins have also been reduced as the Company outsourced its production, when previously it was manufactured at our leased facility.

COST OF SALES

For the nine months ended April 30, 2004, cost of sales was $2,581,466 compared to $4,405,557 for the nine months ended April 30, 2003. As a percentage of sales, cost of sales increased to 97.5% from 74.5% for the 2004 fiscal period compared to the fiscal 2003 period. The primary reason for the increase as a percent of sales is due to the Company selling products to its U.S. distributor at prices discounted from those of the prior period. These discounted prices represent approximately 15% of the decrease in gross profit for the nine months ended April 30, 2004. Additionally, there has been approximately $176,000 of inventory write-downs.

OPERATING EXPENSES

Operating expenses for the nine months ended April 30, 2004, were $1,710,678, compared to $2,271,096 for the nine months ended April 30, 2003. Included in the current period are expenses of $175,372 related to Torpedo Sports USA, Inc., compared to $632,310 for the year ago period, which included $430,099 of stock based compensation. Other significant decreases were in commissions of $333,000, and advertising of $108,000. Commission expense decreased as a direct result of the distribution agreements whereby the Company was no longer paying commissions on U.S. sales. Reduced sales in Canada resulted in lower commission and advertising expense. The Company pays its Canadian independent sales representatives a commission on all sales they generate.

OTHER EXPENSES/INCOME

Due to the decrease in sales for the nine months ended April 30, 2004 compared to April 30, 2003, interest expense, other, decreased to $267,755 for the nine months ended April 30, 2004, compared to $322,212 for the nine months ended April 30, 2003 as the Company is being financed through a credit facility that bears interest at the effective rate of 2% per month on purchased accounts receivable. Interest expense related parties increased to $106,927 for the nine months ended April 30, 2004 from $87,813 for the nine months ended April 30, 2003. The reason for the increase was the additional loans from the related parties since April 30, 2003.

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

In January 2003, the FASB issued SFAS Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, management does not expect that the adoption of FIN 46 will have an effect on the financial condition or results of operations of the Company.


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

                                Torpedo Sports USA, Inc.
                                  (Registrant)

Date: June 21, 2004             By: /s/ Henry Fong
                                    -------------------------------------------
                                   Henry Fong
                                    Chief Executive Officer

                                    /s/ Barry S. Hollander
                                    -------------------------------------------
                                    Barry S. Hollander
                                    Chief Financial Officer