Form 10KSB
period 2004-07-31
TORPEDO SPORTS USA INC
filed 2004-12-16
CIK 1126411

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               /X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: JULY 31, 2004

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For transition period from ____ to ____.

                        Commission File Number: 333-48746

                            TORPEDO SPORTS USA, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

NEVADA                                                                87-0567853
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)


     500 AUSTRALIAN AVENUE SOUTH, SUITE 625, WEST PALM BEACH, FLORIDA 33401
     ----------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (561) 624-0885

         Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12 (g) of the Exchange Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months(or for such shorter period that the Registrant was required to file suchreports), and (2) has been subject to such filing requirements for the past 90 Days:
Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,015,600 based on the last sale price of the Registrant's common stock on December 15, 2004, ($.20 per share) as reported by the OTC Bulletin Board.

The Registrant had 18,461,485 shares of common stock outstanding as of December 15, 2004.

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

On May 17, 2002, the shareholders also approved the Registrant's acquisition of all of the issued and outstanding securities of Torpedo Sports USA, Inc., a Delaware corporation ("Torpedo Delaware"), in exchange for 8,000,000 shares of the Registrant's common stock issued to the Torpedo Delaware stockholders. This transaction also occurred on May 20, 2002. At this time we merged Torpedo Sports with and into eNutrition and changed our name to Torpedo Sports USA, Inc. ("Torpedo Sports"). Torpedo Delaware, through its wholly-owned subsidiary Torpedo Sports Inc. of Quebec, Canada ("Torpedo"), was a manufacturer and distributor of outdoor recreational products for children, such as, toboggans, baby sleds, snowboards, tricycles, scooters and skateboards through May 6, 2004.

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

In January 2004, Torpedo filed in Canada, a notice of its intention ("NOI") to make a proposal to its creditors for the restructuring of its debts. The proposal procedure allowed Torpedo to continue to operate its business subject to protection of the secured interests of its lenders and suspended efforts by creditors to collect their debts while Torpedo reviewed and analyzed its financial condition. On May 6, 2004, Torpedo filed for protection under the Bankruptcy and Insolvency Act of Canada (the "Torpedo Bankruptcy") with the intention to liquidate its assets. Torpedo ceased its operating activities in May 2004. In conjunction with the Torpedo Bankruptcy, a trustee was appointed to oversee the Torpedo estate. One of the trustee's functions is to recover the maximum value of Torpedo's assets.

In October 2004, the Company signed a definitive merger agreement (the "Merger Agreement") to acquire all of the issued and outstanding common stock of Interactive Games, Inc. ("Interactive"), a Florida Corporation. Under terms of the Merger Agreement, Interactive will be merged into a newly formed wholly-owned subsidiary of the Company (the "Surviving Subsidiary"). Interactive is a developer and licensor of interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets. Completion of the transaction is subject to customary closing conditions.

Pursuant to terms of the merger agreement, the Company, in exchange for all of the issued and outstanding common shares of Interactive, will issue the number of shares of common stock to ensure the Interactive shareholders own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. Also, Torpedo agreed to issue up to an additional 3,450,799 shares to the Interactive shareholders based upon certain to be negotiated performance criteria of the Surviving Subsidiary.

(b) Business of Issuer

GENERAL

Torpedo Sports USA, Inc. is a holding company that operates through our wholly-owned subsidiary Torpedo, a sporting goods company that was a manufacturer and distributor of outdoor recreational products for children including toboggans, baby sleds, snowboards, tricycles, scooters and skateboards through May 6, 2004. All of the following discussions pertain to the period prior to May 6, 2004.

HISTORY AND PRODUCTS

Torpedo was established in 1942 and its principal products have been plastic injected molded and wood products for winter outdoor recreational activities. The line of winter products is comprised of five basic groups of products: wood toboggans, wood baby sleds, steel runner sleds, plastic sleds and snowboards.

Torpedo historically manufactured 85% of its product sales from two manufacturing facilities located in Quebec, Canada. Wood products, which accounted for approximately 35% of sales, were produced in a then company-owned 55,000 square foot plant. Plastic products, approximately 50% of sales, were produced via injection molding in a leased building that was also utilized for warehousing and our Canadian office administration functions. Imported product consisting of tricycles, wagons, skateboards and inflatables were approximately 15% of sales.

RAW MATERIALS

The basic raw material components utilized were resin and wood. For its plastic products, the Company purchased its resin domestically in Canada. The Company currently worked with 3 major suppliers. The wood or raw lumber was mostly purchased in thick lumber boards 8, 10 and 12 feet long. The Company used select maple wood purchased in Canada and the United States. Due to the natural drying process necessary to the wood, the Company had to commit to buying certain quantities at fixed prices in January and February of each year. Typically, the wood was delivered to the Company in June or July, at the beginning of its production season.

MARKETING AND DISTRIBUTION

The products were distributed to the United States through hardware chains and sporting goods stores through our U.S. distributor and in Canada through large mass merchant retailers. Torpedo utilized independent outside contractors in addition to its own sales personnel to sell to its customer base.

SEASONALITY AND CUSTOMERS

Approximately 95% of Torpedo's sales historically occurred in its first two fiscal quarters ending October 31 and January 31, respectively. This seasonality required the Company to obtain raw materials and begin production in May and June of each year. This allowed Torpedo to build to the appropriate inventory levels required to fill customer booking orders, predominately in the August through November months. Repeat and fill-in business typically were shipped to its customers October through January.

Due to the seasonality of the products sold, the Company offered extended payment terms to its US customers. Booking orders shipped August through October were normally due either December 10th or January 10th. For the fiscal year ended July 31, 2004, sales to our U.S. distributor were approximately $1,633,000 or 61% and sales to Canadian Tire were approximately $515,000 or 20%. For the fiscal year ended July 31, 2003, two customers, Ace Hardware and Canadian Tire, accounted for approximately $892,000 and $767,000, respectively or 15% and 13%, respectively of total sales.

COMPETITION
The significant competitive conditions of the business included product design and product quality. The product was sold to mass merchant retailers, hardware distribution chains, Internet and mail order catalogues and sporting goods specialty retailers. The industry is comprised of three major companies, including Torpedo. Torpedo maintains its market share position by offering competitive pricing to customers and developing new and innovative products from year to year.

EMPLOYEES

In the peak manufacturing and shipping season, June through November, Torpedo employed up to 90 persons. Off peak, Torpedo had 20 employees. The Company believes its relationship was good with its employees. As of July 31, 2004, Torpedo has no employees.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is located in West Palm Beach, Florida consisting of approximately 500 square feet, which we sublease on a month-to-month basis from a related party, Equitex 2000, Inc. The lease payment is currently $550 per month.

One of Torpedo's assets that the trustee is liquidating is a 55,000 square foot plant which was utilized for woodworking and metal stamping. It is located approximately 75 miles from Montreal. When production was occurring in this facility, raw lumber was purchased, cut to size, slatted, steamed, bent, stained, assembled and finished. The metal stamping section was used to produce metal parts for baby sleds, steel runner sleds and wood wagons. There are various loans, with one financial institution, collateralized by the building and equipment of Torpedo. The outstanding total balance on these loans as of July 31, 2004, is $656,250 CAD (approximately $493,500 US at July 31, 2004).
Subsequent to July 31, 2004 the trustee sold the building and land for $150,000 CAD (approximately $112,800 US).

Torpedo previously leased a 63,000 square foot facility, utilized for its injection molded product, as well as warehousing and Canadian sales and administrative operations. In this facility, the Company had seven injection molding machines ranging in capacity from 750 to 1,200 tons. This equipment is also pledged as collateral to the same financial institution as above. The monthly rent was $19,328 CAD ($13,798 U.S.) through January 21, 2004.

Torpedo negotiated an early termination of its Montreal facilities lease in November 2003 for a lease termination fee of approximately $125,000 CAD. Torpedo was not able to honor the terms of the agreement and in addition, filed its NOI. The parties reached a revised agreement in March 2004 whereby Torpedo paid rent from January 23, 2004 (the date of the NOI) through March 15, and an additional $15,000 CAD for repairs and restoration of the premises to its condition prior to the lease. The original lease term was through February 2007.

Torpedo leased a distribution center in Maine that was also utilized for customer service. Rent was $8,519 per month and the lease was to expire in February 2005. In September 2003, as part of the new distribution agreement with Paricon, Inc. ("Paricon") Paricon assumed responsibility for the lease.

ITEM 3. LEGAL PROCEEDINGS

Torpedo is involved in various claims and legal actions arising in the course of its business acquisitions. Due to Torpedo's inability to meet its obligations timely, certain creditors have initiated legal action against Torpedo, some of which have received judgments for payment. Torpedo's filing under the Bankruptcy and Insolvency Act of Canada has in effect stayed these creditors from taking further action against Torpedo.

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

                                                           BID PRICE
                                                    HIGH               LOW
2003 Fiscal Year
  First Quarter (October 31, 2002)                  $1.50             $0.45
  Second Quarter (January 31, 2003)                 $0.67             $0.30
  Third Quarter (April 30, 2003)                    $0.40             $0.15
  Fourth Quarter (July 31, 2003)                    $0.40             $0.13

2004 Fiscal Year
  First Quarter (October 31, 2003)                  $0.43             $0.20
  Second Quarter (January 31, 2004)                 $0.37             $0.12
  Third Quarter (April 30, 2004)                    $0.52             $0.30
  Fourth Quarter (July 31, 2004)                    $0.45             $0.27

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of July 31, 2004, was 41 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

In the year ending July 31, 2003, we issued the following shares of our $.001 par value common stock:

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

In the year ending July 31, 2004, we issued the following shares of our $0.001 par value common stock:

In August 2003, the Company issued 20,000 shares of common stock to a consultant for services valued at $0.20 per share (the market price of the common stock on the date of issuance), and $4,000 has been recorded as general and administrative expense.

During the year ended July 31, 2004, the Company issued 1,200,000 shares of common stock upon the exercise of 250,000 and 950,000 warrants at an exercise price of $0.20 and $0.10, respectively, and received proceeds of $145,000.

During the year ended July 31, 2004, the Company issued 4,345,666 shares of its common stock in two private placements. The Company sold 3,109,000 shares of its common stock for $0.10 per share and also sold 1,236,666 shares of its common stock at $0.15 per share. Total proceeds received under these private placements were $496,400.

During the year ended July 31, 2004, the Company issued 912,820 shares of its common stock in exchange for related party promissory notes, accrued interest and other accrued liabilities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2004 and 2003.

The independent auditors' report on the Company's financial statements as of July 31, 2004, and for each of the years in the two year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 in the notes to the consolidated financial statements.

(a) Liquidity and Capital Resources

Previously, the Company's primary capital requirements were for the purchase of raw materials and the costs associated with manufacturing and administrative functions. For the fiscal year ended July 31, 2004, our cash generated from operations, proceeds from issuances of notes payable, proceeds from private placements of common stock, and from borrowings under our credit facility have not been sufficient to stay current with our obligations. Prior to the Torpedo Bankruptcy on May 6, 2004, based on accounts receivable being purchased at 85% of face value, we were able to borrow money under a credit facility up to a maximum of $4,500,000 CAD (approximately $3,384,000 U.S. based on the July 31, 2004, exchange rate). Additionally, the Company had a seasonal inventory line up to a maximum of $800,000 CAD (approximately $601,600 U.S. based on the July 31, 2004, exchange rate) between the months of June and September. The balance owed on purchased accounts receivable were interest bearing at 2% per month and amounts borrowed on inventory were interest bearing at the Canadian prime rate plus 7.5%. As of July 31, 2004 there were no outstanding balances.

Cash used in operating activities of continuing operations in fiscal 2004 was primarily the result of the net loss for the year adjusted for the loss from discontinued operations and non-cash items of stock based compensation expense and expenses incurred to induce a warrant exercise, as well as increases in accounts payable and accrued expenses and related party payables.

Cash provided by financing activities from continuing operations in fiscal 2004 represents proceeds from private placements of common stock, the exercises of options, and proceeds from issuances of related party and other notes payable. These proceeds were partially offset by repayments of related party notes payable and advances.

For fiscal year ending July 31, 2005, to satisfy our liquidity and capital resource needs, it will be necessary to rely on other sources available to us, including the sale of equity securities through private placements of common or preferred stock, the exercise of stock options or warrants, advances or loans from shareholders and/or other related parties, some of which may cause dilution to our stockholders. Additionally, the Company can give no assurances that it will be successful in continuing to raise the capital required to pay its past due, as well as continuing obligations.

In October 2004, the Company signed a definitive merger agreement (the "Merger Agreement") to acquire all of the issued and outstanding common stock of Interactive Games, Inc. ("Interactive"), a Florida Corporation. Under terms of the Merger Agreement, Interactive will be merged into a newly formed wholly-owned subsidiary of the Company (the "Surviving Subsidiary"). Interactive is a developer and licensor of interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets. Completion of the transaction is subject to customary closing conditions.

Pursuant to terms of the merger agreement, the Company, in exchange for all of the issued and outstanding common shares of Interactive, will issue the number of shares of common stock to ensure the Interactive shareholders own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. Also, Torpedo agreed to issue up to an additional 3,450,799 shares to the Interactive shareholders based upon certain to be negotiated performance criteria of the Surviving Subsidiary.

(b) Results of Operations

     Results of Operations for the Year Ended July 31, 2004 vs. July 31, 2003

OPERATING EXPENSES

Operating expenses for the year ended July 31, 2004, decreased to $503,375 compared to $1,016,231 for the year ended July 31, 2003. Included in the 2003 amounts are impairment charges of $662,763 and non-cash stock-based compensation of $93,500 for services performed.

OTHER INCOME (EXPENSE)

Interest expense increased for the year ended July 31, 2004 to $54,629 from $4,934 for the year ended July 31, 2003. The increase was attributable to higher loan balances on borrowing from related parties during the year ended July 31, 2004 compared to July 31, 2003.

DISCONTINUED OPERATIONS

Discontinued operations represent the operations of Torpedo, which ceased operating activities in May 2004. The following table represents the loss from discontinued operations for the years ended July 31, 2004 and 2003.

                                             2004                 2003
                                       ----------------     ---------------
Sales                                  $      2,681,496     $     6,075,549
Cost of sales                                 2,609,421           4,875,697
                                       ----------------     ---------------

Gross profit                                     72,075           1,199,852
Operating expenses                           (1,685,577)         (3,108,421)
Other expenses                                 (540,670)           (334,555)
                                       ----------------     ---------------

Net loss before income taxes                 (2,154,172)         (2,243,124)
Income tax expense                                    -            (193,783)
                                       ----------------     ---------------

Net loss from discontinued operations  $     (2,154,172)    $    (2,436,907)
                                       ================     ===============

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to the mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have an impact on the Company's results of operations or financial position. If the deferred provisions are finalized in their current form, management does not expect adoption will have an effect on the financial position or results of operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if the company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46, along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. As the Company does not currently have an interest in a VIE, the adoption of FIN 46 is not expected to impact the Company's financial position or results of operations.


                   Critical Accounting Policies and Estimates

Our accounting policies are described in Note 2 to Notes to Consolidated Financial Statements in Item 7. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows. THE FOLLOWING CRITICAL ACCOUNTING POLICIES PRIMARILY APPLIED TO OUR OPERATING ACTIVITIES PRIOR TO WHEN OPERATIONS CEASED ON MAY 6, 2004.

STOCK-BASED COMPENSATION

SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, AND RELATED INTERPRETATIONS. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Transactions in which the Company issues stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company often utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation to non-employees. These pricing models utilize the market price of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. At July 31, 2004, management assessed the carrying value of long-lived assets for impairment, and based on this assessment the Company believed that impairment was necessary to record the Company's asset at their net realizable value. The Company does not believe that there has been any other impairment to long-lived assets as of July 31, 2004.

REVENUE RECOGNITION

Sales are recorded at the time of shipment to our customers. Net revenue consists of product revenue reduced by sales returns and allowances, discounts, rebates and cooperative advertising. Provisions for estimated sales returns and allowances, which are based on historical trends, and contractual terms are recorded at the time of sale.

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

INVENTORIES

The Company ensures inventory is valued at the lower of cost or market, and continually reviews the book value of any discontinued product lines and stock-keeping units ("SKU's") to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling, (defined as selling price less costs to complete and dispose) and cannot be lower than the net realizable value less a normal profit margin, also called the floor. The Company also continually evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow moving are evaluated to determine if reserves are required. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company will adjust its reserves accordingly.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At July 31, 2004, deferred tax assets primarily represent net operating loss carry forwards, which have been fully allowed for.

DETERMINING FUNCTIONAL CURRENCIES FOR THE PURPOSE OF CONSOLIDATION

Our subsidiary is a Quebec Company, which maintains its books and records in the local currency (Canadian dollars).

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

Based on our assessment of the factors discussed above, we consider our subsidiary's local currency to be the functional currency. Accordingly we had a cumulative translation loss of $248,696 included as part of accumulated other comprehensive loss within our balance sheet at July 31, 2004. During 2004 and 2003, translation adjustments of $(139,961) and $(120,591), respectively, were included in accumulated other comprehensive income. Had we determined that the functional currency of our subsidiary was the United States dollar, these amounts would have increased our net losses for the years ended July 31, 2004 and 2003, respectively.

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


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related information required to be filed are indexed, begin on page F-1 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE CONTROL ACT

(a)        Identification of Directors and Executive Officers
(b)
                             Positions and          Length of
Name                 Age     offices                service
----                 ---     -------------          ---------
Henry Fong            68     Director, Chief        Since 2002
                             Executive Officer

Edward E. Shake       60     Chief Operating        Since 2002
                             Officer                (resigned October 2003)

Barry S. Hollander    47     Chief Financial        Since 2002
                             Officer

Thomas B. Olson       38     Secretary              Since 2002

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

EDWARD E. SHAKE
Mr. Shake has spent the past twenty-five years in the sporting goods industry. Mr. Shake has been the president and chief operating officer of VP Sports, Inc. ("VP") since 1999. VP is a US sporting goods holding company that through its wholly owned Canadian subsidiary owned 100% of Victoria Precision, Inc. ("VPI") and Torpedo Sports, Inc. From September 1996 to 1999 he served as a divisional president of Brunswick Corporation. Prior to that Mr. Shake was president of Roadmaster Corporation until 1996 when the business was sold to Brunswick. During his tenure at Roadmaster, Mr. Shake was responsible for the formulation, development and implementation of a business plan that built Roadmaster into one of the leading domestic bicycle producers. Mr. Shake holds BS and MS degrees from University of Tennessee and completed the Harvard University Advanced Management Program. Mr. Shake resigned in October 2003.

BARRY S. HOLLANDER
Mr. Hollander has been the chief financial officer of VP Sports since March 1999. From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor. In 1999 California Pro merged with Imaginon, Inc. Mr. Hollander has been in the sporting goods industry since 1980 in various accounting, senior management and executive positions. Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

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

                COMPLIANCE WITH SECTION 16(a) OF THE CONTROL ACT

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires our officers, directors and persons who own more than ten percent of our voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide us with copies of all Section 16 reports they file. Based solely upon its review of such reports received by us, or written representation from certain persons that they were not required to file any reports under Section 16, we believe that, during the fiscal years ending July 31, 2004 and 2003, our officers and directors have complied with all
Section 16 filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

(a) General

Henry Fong, our chief executive officer, received a salary of $30,000 during each of the years ended July 31, 2004 and 2003.

Edward E. Shake, our chief operating officer, received $12,500 and $75,000 in salary for the fiscal years ended July 31, 2004 and 2003, respectively.

Barry S. Hollander, our chief financial officer received $45,000 in salary for each of the fiscal years ended July 31, 2004 and 2003.

(b) Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the years ended July 31, 2004 and 2003.

                                   Annual Compensation            Long-Term
Name and                                           Other Annual  Compensation    All Other
Principal Position          Year   Salary   Bonus  Compensation  Options/SARs   Compensation
------------------          ----   -------  -----  ------------  ------------   ------------
Henry Fong, Chief           2004   $30,000    -         -
Executive Officer           2003   $30,000    -         -

Edward E. Shake,            2004   $12,500    -         -
Chief Operating Officer     2003   $75,000    -         -

Barry S. Hollander,         2004   $45,000    -         -
Chief Financial Officer     2003   $45,000    -         -


Thomas B. Olson,            2004   $30,000    -         -
Secretary                   2003   $30,000    -         -

(c) Option/SAR Grants Table

The following table sets forth information regarding Options/SAR grants to the named executive officers during the year ended July 31, 2004.

                                                 Percent of Total Options
                       Number of Securities         /SARS Granted to       Exercise or   Expiration
      Name          Underlying Options Granted   Employees in Fiscal Year   Base Price      Date
----------------    --------------------------   ------------------------  -----------   ----------
Henry Fong                   900,000                       52.9%               $0.20       3/29/06
Barry S. Hollander           500,000                       29.4%               $0.20       3/29/06
Thomas B. Olson              250,000                       14.7%               $0.20       3/29/06

(c) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

None

(e) Compensation of Directors

Our sole director did not receive any compensation for serving as a director during the years ended July 31, 2004 and 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management

The following table contains information as of July 31, 2004, for any person, known to us, to be the beneficial owner of more than five (5) percent or more of the outstanding shares of the class, each person who is a director or executive officer of us and all persons as a group who are directors and executive officers and as to the percentage of outstanding shares so held by them as of July 31, 2004.

                    Name                       Amount
 Title of       and Address of             and Nature of           Percent of
   Class       Beneficial Owner           Beneficial Owner         Class(1)
------------   ----------------           ----------------         -----------

Common Stock   Equitex 2000, Inc.
               7315 E Peakview Ave
               Englewood CO 80111             1,024,031               5.8%


Common Stock   Wayne Mills
               5020 Blake Rd S
               Edina MN 55436                 2,790,630(2)           15.0%

Common Stock   Gulfstream Financial
               Partners, LLC
               7315 E Peakview Ave
               Englewood CO 80111             1,779,465              10.0%

Common Stock   USA Skate Corporation
               500 Australian Ave S #625
               West Palm Bch FL 33401         1,060,673               6.0%

Common Stock   Henry Fong
               7315 E Peakview Ave
               Englewood CO 80111             4,639,601(3)           24.4%

Common Stock   Edward E. Shake
               5354 N Lakewood Rd
               Olney IL 62450                   615,900(4)            3.4%

Common Stock   Barry S. Hollander
               500 Australian Ave S #625
               West Palm Bch FL 33401           876,335(5)            4.8%

Common Stock   Thomas B. Olson
               7315 E Peakview Ave
               Englewood CO 80111               304,250(6)            1.7%

Common Stock   Pyramid Partners, L.P.
               c/o Perkins Capital Mgmt
               730 East Lake St
               Wayzata MN 55391               1,500,000               8.4%

Common Stock   All officers and
               directors as a group
               (4 persons)                    5,820,186(7)           28.8%

(1) As of July 31, 2004, 17,761,485 shares of our common stock were outstanding.
(2)  Includes 800,000 shares underlying warrants granted to Mr. Mills.
(3) Includes 365,000 and 900,000 shares underlying options granted under our 2002 and 2003 Stock Option Plans, respectively; includes 1,779,465 shares of common stock owned by a partnership in which Mr. Fong is a partner; includes 1,060,673 shares owned by a corporation in which Mr. Fong is an 80% shareholder.
(4) Includes 123,900 shares in the Edward E. Shake SEP, 192,000 shares in the Edward E. Shake IRA and 300,000 shares underlying options granted under our 2002 Stock Option Plan.

(5) Includes 122,000 and 500,000 shares underlying options granted under our 2002 and 2003 Stock Option Plans, respectively.
(6) Includes 250,000 shares underlying options granted under our 2003 Stock Option Plan.
(7) Includes 787,000 and 1,650,000 shares underlying options granted under our 2002 and 2003 Stock Option Plans, respectively.

(c)  Changes in Control

Pursuant to the terms of the Merger Agreement with Interactive, we are required to issue to the Interactive stockholders at the closing common stock equal to 51% of the total outstanding common shares of the Company on a fully-diluted post-transaction basis. This would result in a change in control of our Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2002, an employee loaned us $85,000 CAD ($53,975 U.S.). The loan bore interest at 2% per month, was unsecured and was due on demand. The loan was repaid in October 2002. In July 2003, the same employee loaned us $50,000 CAD ($35,695U.S.). In July 2003, $13,000 CAD ($9,281U.S.) of this loan was repaid.
As of July 31, 2004 Torpedo owed $37,000 CAD (approximately $27,800 U.S.), which is included in liabilities from discontinued operations at July 31, 2004.

In April 2002 we issued 8,000,000 warrants to purchase our common stock to the shareholders of VP Sports, Inc. ("VP"). The warrants were exercisable at $.10 per share. The Company received $193,215 and issued 1,932,150 shares of its common stock from the exercise of these warrants. In addition, the Company issued 5,429,290 shares of its common stock in exchange for subscription and related party receivables from VP. VP recorded the payable to Torpedo in lieu of making payments for amounts owed to the shareholders who received the warrants. At July 31, 2003, the Company analyzed the ability to collect the receivable from VP Sports and determined that it was necessary to provide an allowance for the entire amount. Accordingly, $542,929 has been recorded as impairment of a related party receivable in the 2003 financial statements.

The Company also issued 638,560 shares of its common stock in exchange for subscription and related party receivable from officers and affiliates of the Company for $60,133 and $3,723, respectively. During the year ended July 31, 2003 the amount due from officers was reduced by $40,000 in exchange for a reduction in accounts payable to this person. During the year ended July 31, 2004 the amount due from officers was reduced by $19,200 in exchange for a reduction in accounts payable to this person.

Since 2000, various affiliated companies or individuals have made advances to Torpedo. The advances bear interest at 9% per annum and have no specific due date. During the year ended July 31, 2004, advances were made to Torpedo or for its benefit from three of the affiliated companies for a total of $103,300. Additionally, $181,000 was repaid from the Company to one of the affiliated companies. Also, during the year ended July 31, 2004, the Company converted $110,960 of principal and $14,104 of interest amounts due to the affiliated companies into 554,800 and 70,520 shares of its common stock, respectively. The

Company converted the amounts at $0.20 per share (the market value of the common stock on the date the Company converted the debt). As of July 31, 2004, Torpedo owes VP $678,890 for advances substantially made in 2000, and $977,500 to other affiliated companies. These amounts are included in related party advances and notes payable on the July 31, 2004 balance sheet. Management has received confirmations from these affiliated companies stating that although the amounts are due on demand that they do not anticipate making such demand during the fiscal year ending July 31, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B

           Exhibit 31 - Certification pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002 (Filed herewith)

           Exhibit 32 - Certification pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002 (Filed herewith)

           Exhibit 99.1 - Torpedo Sports USA, Inc. Code of Ethics for
                          Senior Financial Management (Incorporated by reference from the Company's Annual Report on form 10-KSB for the year ended July 31, 2003)

(b) Reports on Form 8-K None

ITEM 14. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 16, 2004           TORPEDO SPORTS USA, INC.

                                  (Registrant)


                                  By /S/ HENRY FONG
                                     -----------------------------------
                                     Henry Fong, Chief Executive Officer



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

Date: December 16, 2004              /S/ HENRY FONG
                                     ------------------------
                                     Henry Fong, Chief Executive Officer
                                     and Director

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                       YEARS ENDED JULY 31, 2004 AND 2003

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----


Report of Independent Registered Public Accounting Firm                      F-1

Consolidated financial statements:

       Consolidated balance sheet                                            F-2

       Consolidated statements of operations                                 F-3

       Consolidated statements of comprehensive loss                         F-4

       Consolidated statements of changes in shareholders' equity (deficit)  F-5

       Consolidated statements of cash flows                                 F-6

       Notes to consolidated financial statements                            F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Torpedo Sports USA, Inc.

We have audited the accompanying consolidated balance sheet of Torpedo Sports USA, Inc. and subsidiary as of July 31, 2004, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torpedo Sports USA, Inc. and subsidiary as of July 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of $2,712,176 for the year ended July 31, 2004, and a shareholders' deficit of $3,892,096 as of July 31, 2004. In addition, the Company's Canadian operating subsidiary, Torpedo Sports Inc., ceased operations and was declared bankrupt pursuant to the Bankruptcy and Insolvency Act of Canada on May 6, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
December 14, 2004

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2004

                                     ASSETS

Current and total assets:
  Cash                                                              $   135,878
  Assets of discontinued operations (Note 3)                            280,872
                                                                    -----------
                                                                    $   416,750
                                                                    ===========

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                             $   177,966
  Payables to related parties (Note 5)                                1,738,450
  Note payable (Note 4)                                                 100,000
  Liabilities of discontinued operations (Note 3)                     2,292,430
                                                                    -----------
      Total liabilities (all current)                                 4,308,846
                                                                    -----------


Commitments and contingencies (Note 7)

Shareholders' deficit (Note 9):
  Preferred stock, par value $.001 per share, 5,000,000 shares authorized; none issued and outstanding
  Common stock, par value $.001 per share, 50,000,000 shares
    authorized;  17,761,485 shares issued and outstanding                17,762
  Additional paid-in capital                                          3,108,892
  Stock subscriptions and related party receivable (Note 6)              (4,856)
  Accumulated deficit                                                (6,765,198)
  Accumulated other comprehensive loss                                 (248,696)
                                                                    -----------

      Total shareholders' deficit                                    (3,892,096)
                                                                    -----------
                                                                    $   416,750
                                                                    ===========

                See notes to consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        YEARS ENDED JULY 31 2004 AND 2003

                                                           2004            2003
                                                      ------------    ------------
Operating expenses:
   General and administrative expense:
        Stock-based compensation                      $     96,900    $     93,500
        Other                                              406,475         259,968
   Impairment of related party receivables (Note 6)                        662,763
                                                      ------------    ------------
Loss from operations                                      (503,375)     (1,016,231)
Other expense:
   Interest expense, related parties (Note 5)              (54,629)         (4,934)
                                                      ------------    ------------
Loss from continuing operations                           (558,004)     (1,021,165)
Discontinued operations; loss from operations
  of subsidiary, net of income tax (Note 3)             (2,154,172)     (2,436,907)
                                                      ------------    ------------
Net loss                                              $ (2,712,176)   $ (3,458,072)
                                                      ============    ============
Basic and diluted net loss per share:

   Loss from continuing operations                    $      (0.04)   $      (0.10)
   Loss from discontinued operations                         (0.15)          (0.24)
                                                      ------------    ------------
   Basic and diluted loss per share                   $      (0.19)   $      (0.34)
                                                      ============    ============
Weighted average number of common
  shares outstanding:
    Basic and diluted                                   14,096,588      10,241,109
                                                      ============    ============

                See notes to consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                       YEARS ENDED JULY 31, 2004 AND 2003



                                                         2004           2003
                                                     -----------    -----------
Net loss                                             $(2,712,176)   $(3,458,072)

Change in foreign currency translation adjustments      (139,961)      (120,591)
                                                     -----------    -----------

Comprehensive loss                                   $(2,852,137)   $(3,578,663)
                                                     ===========    ===========

                See notes to consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED JULY 31, 2004 AND 2003

                                                                           Stock
                                                                       subscriptions               Accumulated
                                         Common Stock      Additional  and related                    other
                                     --------------------    paid-in       party     Accumulated  comprehensive
                                       Shares     Amount     capital    receivable     deficit    income (loss)      Total
                                     ----------  --------  -----------  ----------   -----------   -----------   ------------
Balances, August 1, 2002             10,062,999  $ 10,063  $ 1,245,527  $( 606,985)  $  (594,950)  $    11,856   $     65,511

Common stock issued for
  services                               25,000        25       18,475                                                 18,500

Warrants issued for services                                    75,000                                                 75,000

Impairment of related party
  receivables                                                              582,929                                    582,929

Amortization of deferred
  compensation cost in connection
  with warrants issued for services                            550,000                                                550,000

Common stock issued upon
  exercise of stock options              95,000        95       24,605                                                 24,700

Common stock issued in private
  placement                           1,100,000     1,100      108,900                                                110,000

Change in foreign currency
  translation adjustment                                                                              (120,591)      (120,591)

Net loss                                                                              (3,458,072)                  (3,458,072)
                                     ----------  --------  -----------  ----------   -----------   ------------  -------------
Balances, July 31, 2003              11,282,999    11,283    2,022,507     (24,056)   (4,053,022)     (108,735)    (2,152,023)

Common stock issued for services         20,000        20        3,980                                                  4,000

Common stock issued in private
  placement                           4,345,666     4,346      492,054                                                496,400

Compensation expense upon
  warrant repricing                                             15,000                                                 15,000

Warrants granted for consulting
  services                                                      77,900                                                 77,900

Warrant granted to induce
  exercise of existing warrant                                 172,000                                                172,000

Common stock issued upon
  exercise of warrants                1,200,000     1,200      143,800                                                145,000

Common stock issued for
  conversion of promissory notes,
  interest and accrued liabilities      912,820       913      181,651                                                182,564

Reduction in stock subscription
  receivable in exchange for
  reduction in accounts payable                                             19,200                                     19,200

Change in foreign currency
  translation adjustments                                                                             (139,961)      (139,961)

Net loss                                                                              (2,712,176)                  (2,712,176)
                                     ----------  --------  -----------  ----------   -----------   -----------   ------------
Balances, July 31, 2004              17,761,485  $ 17,762  $ 3,108,892    $ (4,856)  $(6,765,198)  $  (248,696)  $ (3,892,096)
                                     ==========  ========  ===========  ==========   ===========   ===========   ============

                See notes to consolidated financial statements.

                    TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                      YEARS ENDED JULY 31, 2004 AND 2003

                                                                 2004           2003
                                                             -----------    -----------
Cash flows from operating activities of
  continuing operations:
    Net loss                                                 $(2,712,176)   $(3,458,072)
                                                             -----------    -----------
Adjustments to reconcile net loss
  to net cash used in operating activities
  of continuing operations:
    Loss from discontinued operations                          2,154,172      2,436,907
    Impairment of related party receivables                                     681,629
    Expenses incurred to induce warrant exercise                 172,000
    Stock-based compensation expense                              96,900         93,500
    Changes in assets and liabilities:
      Increase in acounts payable and accrued laibilities         48,851         93,218
      Increase in related party payables and accruals             54,135          4,670
                                                             -----------    -----------
Total adjustments                                              2,526,058      3,309,924
                                                             -----------    -----------
Net cash used in operating activities
  of continuing operations                                      (186,118)      (148,148)
                                                             -----------    -----------

Cash flows from financing activities:
    Repayments of loan, related party                           (181,000)
    Proceeds from note payable                                   100,000
    Proceeds from notes payable, related parties                  57,900        154,660
    Proceeds from exercise of options                            145,000         24,700
    Proceeds from private placement of common stock              496,400        110,000
    Decrease in related party receivables                                       115,850
    Advances to related parties                                  (28,300)       (71,700)
                                                             -----------    -----------
Net cash provided by financing activities
  of continuing operations                                       590,000        333,510
                                                             -----------    -----------
Net cash used in discontinued operations                        (286,914)      (175,624)
                                                             -----------    -----------
Increase in cash                                                 116,968          9,738
Cash, beginning of year                                           18,910          9,172
                                                             -----------    -----------
Cash, end of year                                            $   135,878    $    18,910
                                                             ===========    ===========

                                    Continued

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED JULY 31, 2004 AND 2003

                                   (CONTINUED)

                                                           2004       2003
                                                         --------   --------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $294,663   $486,000
                                                         ========   ========

Supplemental disclosure of non-cash investing and
  financing activities:
     Capital lease obligation incurred for
       machinery and equipment                                      $105,887
                                                                    ========

Restricted cash held in trust, received from sale of
  equipment (Note 3)                                     $ 36,472
                                                         ========

Note payable issued in exchange for accrued expenses     $186,398
                                                         ========

Common stock issued in exchange for related party
  promissory notes, accrued interest and other accrued
  liabilities                                            $182,564
                                                         ========

Reduction in stock subscription receivable in exchange
 for reduction in accounts payable                       $ 19,200
                                                         ========


                See notes to consolidated financial statements.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003



1.  BUSINESS, BASIS OF PRESENTATION, GOING CONCERN AND MANAGEMENT'S PLANS:

    BUSINESS AND BASIS OF PRESENTATION, INCLUDING SUBSIDIARY BANKRUPTCY FILING:

    Torpedo Sports USA, Inc., a Nevada corporation ("Torpedo Sports" or, the "Company"), through its wholly-owned Canadian subsidiary Torpedo Sports Inc. ("Torpedo") manufactured and distributed outdoor recreational products for children, including toboggans, sleds, saucers and snowboards for sale in Canada and the United States through May 6, 2004.

    In January 2004, Torpedo filed in Canada a notice of its intention ("NOI") to make a proposal to its creditors for the restructuring of its debts. The proposal procedure allowed Torpedo to continue to operate its business subject to protection of the secured interests of its lenders and suspended efforts by creditors to collect their debts while Torpedo reviewed and analyzed its financial condition. On May 6, 2004, Torpedo filed for protection under the Bankruptcy and Insolvency Act of Canada (the "Torpedo Bankruptcy") with the intention to liquidate its assets. Torpedo ceased its operating activities in May 2004, and is presented as discontinued operations in the accompanying consolidated financial statements (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

    GOING CONCERN AND MANAGEMENT'S PLANS:

    The Company incurred a net loss of $2,712,176 for the year ended July 31, 2004, and reported a shareholders' deficit of $3,892,096 at July 31, 2004. In addition, Torpedo ceased operations and filed for bankruptcy in May 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue at a going concern.

    The Company is in negotiations with VP Sports, Inc., a company affiliated through common control ("VP Sports"), to sell 100% of its ownership interest in Torpedo. If this occurs, VP Sports would assume the responsibility of liquidating Torpedo and relieve the Company of any further obligations of Torpedo. Presently, there is no assurance the Company will be successful in selling its ownership in Torpedo.

    In October 2004, the Company signed a definitive merger agreement (the "Merger Agreement") to acquire all of the issued and outstanding common stock of Interactive Games, Inc. ("Interactive"), a Florida Corporation. Under terms of the Merger Agreement, Interactive is to be merged into a newly formed, wholly-owned subsidiary of the Company (the "Surviving Subsidiary"). Interactive is a developer and licensor of interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets. Completion of the transaction is subject to customary closing conditions.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003


1. BUSINESS, BASIS OF PRESENTATION, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

    GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

    Pursuant to terms of the Merger Agreement, the Company, in exchange for all of the issued and outstanding common shares of Interactive, is to issue a number of shares of the Company's common stock to ensure the Interactive shareholders own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. In addition, the Company may issue additional shares if certain agreed upon criteria are met in order to allow the Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly, Torpedo could issue up to an additional 3,450,799 shares to the Interactive shareholders.

    Interactive's plan is to deliver to its customers, gaming technology that produces a high return on investment by providing both software and gaming hardware. Situated in the Foreign Trade Zone in Fort Lauderdale, Florida, Interactive occupies a 20,000 square foot corporate office and showroom situated for shipment and storage of its products, both domestically and internationally. Interactive also leases office space in Las Vegas, Nevada.

    The Company currently has no business operations, and therefore has no ready source of working capital. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments (which it has subsequent to year end; Notes 4, 5 and 9), there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

    INVENTORIES:

    Inventories through May 2004 were stated at the lower of cost or market. Cost was determined by the first-in, first-out (FIFO) method, and the elements of cost in inventories included materials, labor and overhead. The Company has no inventories at July 31, 2004.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE:

    Property, plant and equipment was historically stated at cost. Depreciation expense was provided by use of accelerated and straight-line methods over the estimated useful lives of the related assets through May 6, 2004, the date of the Torpedo Bankruptcy. Leasehold improvements were depreciated over the shorter of the useful lives of the assets or the length of the respective leases, whichever period was shorter. The estimated useful lives of property, plant and equipment were as follows:

       Building                                                   25 years
       Machinery, equipment, furniture and vehicles              3-5 years
       Leasehold improvements                                      5 years

    Depreciation and amortization expense for the years ended July 31, 2004 and 2003 was approximately $111,000 and $237,000, respectively.

    Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers projected cash flow data and available appraisal information. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from the long-lived assets are less than the carrying amounts of unamortized assets. Based on its evaluation, the Company reduced the carrying value of certain Torpedo machinery and equipment by recording impairment charges of $575,319 and $318,746 for the years ended July 31, 2004 and 2003, respectively, which is included in the loss from discontinued operations (Note 3).

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

    The fair values of the Company's cash, accounts payable, and note payable approximate their carrying amounts due to the short maturities of these instruments. The fair values of the Company's assets and liabilities of discontinued operations are not practicable to estimate due to uncertainty as to the ultimate disposition of these financial instruments due to the Torpedo Bankruptcy. The fair values of related party payables are not practicable to estimate due to the related party nature of the underlying transactions.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    REVENUE RECOGNITION:

    Through May 2004, revenue was recognized when products were shipped to customers. Net revenues consisted of sales revenue, reduced by sales returns and allowances, discounts, rebates and cooperative advertising. During the year ended July 31, 2004, sales to Torpedo's U.S. distributor (Note 7) accounted for approximately 61% of net sales, and sales to one Canadian customer accounted for approximately 20% of net sales. During the year ended July 31, 2003, two customers accounted for approximately 14% and 13% of net sales, respectively. The Company has had no revenue-producing operations since May 2004.

    FOREIGN CURRENCY TRANSACTIONS:

    The financial statements of the Company's foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity (deficit). Gains and losses from foreign currency transactions are included in the loss from discontinued operations.

    ADVERTISING:

    Advertising costs, incurred by Torpedo, were expensed as incurred and were approximately $44,400 and $229,700 during the years ended July 31, 2004 and 2003, respectively, which are included in the loss from discontinued operations.

    STOCK-BASED COMPENSATION:

    Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

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

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    STOCK-BASED COMPENSATION (CONTINUED):

    Had compensation cost for the Company's employee stock-based compensation plan been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                                        2004          2003
                                                    -----------   -----------
     Net loss, as reported                          $(2,712,176)  $(3,458,072)
     Total stock-based employee compensation
       expense determined under fair value based
       method for all awards                           (109,000)
                                                    -----------   -----------

     Net loss, pro forma                            $(2,821,176)  $(3,458,072)
                                                    ===========   ===========

     Net loss per share, as reported                $     (0.19)  $     (0.34)
     Net loss per share, pro forma                  $     (0.20)  $     (0.34)

    No employee stock-based compensation was granted in 2003. The fair value of stock options granted during 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

          Expected dividend yield                         0%
          Expected stock price volatility                116%
          Risk-free interest rate                         1%
          Expected life of options                     .5 years

    COMPREHENSIVE INCOME (LOSS):

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in comprehensive income (loss).

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

    INCOME (LOSS) PER SHARE:

    SFAS No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Income (loss) per share is computed based on the average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

    In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have an impact on the Company's results of operations or financial position. If the deferred provisions are finalized in their current form, management does not expect adoption will have an effect on the financial position or results of operations of the Company.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED):

    In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if the company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46, along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. As the Company does not currently have an interest in a VIE, the adoption of FIN 46 is not expected to impact the Company's financial position or results of operations.

    RECLASSIFICATIONS:

    Certain amounts reported in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

3.  DISCONTINUED OPERATIONS:

    Torpedo operations were primarily located in Montreal Canada. Torpedo transactions are primarily conducted in Canadian dollars (the currency into which Torpedo's historical financial statements have been translated). As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations, and potentially adverse tax consequences.

    In conjunction with the Torpedo Bankruptcy, a trustee was appointed to oversee the Torpedo estate. The Trustee's functions are to recover the maximum value of Torpedo's assets and discharge bankruptcy claims based on priority and pursuant to Canadian bankruptcy laws. The carrying amounts of Torpedo's assets and liabilities at July 31, 2004 are as follows:

      Assets:
         Cash, held in trust                              $      36,472
                                                          -------------

         Property, plant and equipment, held for sale:
           Land and building                                    112,800
           Machinery, molds and equipment                       126,300
           Vehicles                                               5,300
                                                          -------------
                                                                244,400
                                                          -------------
                                                          $     280,872
                                                          =============

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

3.  DISCONTINUED OPERATIONS (CONTINUED):

      Liabilities subject to compromise(1):
         Notes payable [A]                                $     641,233
         Related party payables and accruals [B]                713,959
         Accounts payable and accrued expenses                  937,238
                                                          -------------

                                                          $   2,292,430
                                                          =============

    (1) Liabilities presented above do not include intercompany payables to Torpedo Sports USA, Inc. of approximately $2,284,000.

[A] Notes payable of Torpedo consist of the following at July 31, 2004, of which all are in default:

    Note payable to bank; interest at the Canadian
    prime rate (4.5% at July 31, 2004);
    collateralized by a first rank on land,
    building and certain equipment, and second
    rank on inventories and accounts receivable           $     482,220

    Note payable to U.S. distributor, issued in
    exchange for accrued expenses; interest at 7%;
    due on demand; unsecured                                     27,284

    Note payable to an employee of Torpedo,
    interest at 2% per month; unsecured                         120,449

    Notes payable to bank; interest at the Canadian
    prime rate (4.5% at July 31, 2004) plus .5%;
    collateralized by a first rank on certain
    machinery and equipment, and a second rank on
    inventories and receivables                                  11,280
                                                          -------------
                                                          $     641,233
                                                          =============

[B] Related party payables and accruals at July 31, 2004 are amounts owed to VP
    Sports and are comprised of management fees of $380,512 and advances and accrued interest payable of $333,447. Management fee expense was $268,920 and $241,391 for the years ended July 31, 2004 and 2003, respectively, which is included in the loss from discontinued operations.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

3.  DISCONTINUED OPERATIONS (CONTINUED):

    Property, plant and equipment are held for sale and have been written down to their estimated net realizable values. The net realizable values were primarily determined based on proceeds received from the sales of assets subsequent to July 31, 2004, less costs to sell. The liabilities of Torpedo exceed the estimated net realizable values of Torpedo's assets and will not be sufficient to pay all obligations of Torpedo. Management is uncertain as to the ultimate disposition of these liabilities, but believes there is no significant exposure to Torpedo Sports USA, Inc.

    During the years ended July 31, 2004 and 2003, Torpedo incurred losses of approximately $2,154,000 and $2,437,000, respectively. Income tax expense attributable to Torpedo was approximately $194,000 for the year ended July 31, 2003. Torpedo incurred no income tax in 2004. Torpedo's revenues for the years ended July 31, 2004 and 2003, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas.

                                             2004                  2003
                                        -------------        --------------
       Revenues:
              United States             $   1,633,162        $    3,485,564
              Canada                        1,048,334             2,589,985
                                        -------------        --------------
                                        $   2,681,496        $    6,075,549
                                        =============        ==============

       Revenues are attributed to countries based on location of customer.

    In March 2004, Torpedo (through an auction) sold its molding manufacturing equipment. Torpedo received approximately $50,000 CDN (U.S.$36,472) that is being held in escrow for its secured lender, pending release from other lien holders.

    Subsequent to July 31, 2004, Torpedo trademarks, which had no carrying value at July 31, 2004, were sold (through the Trustee) to a related party for CAD$125,000 (approximately U.S.$94,000).

    During the year ended July 31, 2003, Torpedo purchased $3,054 of inventory materials from Victoria Precision. For the year ended July 31, 2004, there were no purchases. At July 31, 2004, the Company has an unsecured, non-interest bearing payable to Victoria Precision of $5,112.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

4.  NOTES PAYABLE:

    At July 31, 2004, the Company has a $100,000 note payable to an entity related to Interactive. This promissory note bears interest at 7% and was repaid in August 2004.

    Subsequent to July 31, 2004, the Company received proceeds of $275,000 from unrelated individuals, of which $100,000 was used to repay the note outstanding at July 31, 2004.

5.  PAYABLES TO RELATED PARTIES:

    Payables to related parties at July 31, 2004, consist of the following:

      Advances payable to VP Sports, and its subsidiary;
      interest at 9%; unsecured and due on demand         $     678,890

      Advances payable to companies affiliated through
      common ownership and control by an officer of the
      Company; interest at 8% to 10%; unsecured and due
      on demand [A]                                             977,500

      Accrued interest on advances and notes payable             82,060
                                                          -------------
                                                          $   1,738,450
                                                          =============

[A] In August 2002, the Company's Chief Executive Officer ("CEO") loaned the
    Company $15,000, at an interest rate of 10%. This amount was repaid in October 2002. In June 2003, the Company's CEO loaned the company $40,000 at an interest rate of 10%. During the year ended July 31, 2004, the CEO loaned the Company $6,800. During the year ended July 31, 2004, the principal amount of the then outstanding loans of $46,800 and accrued interest of $2,331 were converted into 245,655 shares of the Company's common stock, at a conversion price of $0.20 per share (the market value of the common stock on the date of the conversion).

    Total activity in the related party payables for the fiscal years ended July 31, 2004 and 2003, is as follows:

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

5.  PAYABLES TO RELATED PARTIES (CONTINUED):

                                                  2004            2003
                                             -------------   -------------
         Balances, August 1                  $   1,169,820   $     545,000
         Advances received                         103,300         624,820
         Repayments                               (181,000)              -
         Amounts converted to common stock        (114,620)              -
                                             -------------   -------------
         Balances, July 31                   $     977,500   $   1,169,820
                                             =============   =============

    Related party interest expense for the years ended July 31, 2004 and 2003, is $242,653 and $120,465, respectively. Interest payable to related parties at July 31, 2004, is $307,041.

    Subsequent to July 31, 2004, the Company received advances of $99,500 from a company affiliated through common ownership and control by an officer of the Company, and repaid $342,948 of advances payable as of July 31, 2004.

6.  OTHER RELATED PARTY TRANSACTIONS:

    ADVANCES RECEIVABLE:

    At August 1 2002, the Company had advances receivable of $341,907 from Vic Hockey Company, Inc., a company affiliated through common control, located in Quebec, Canada ("Vic"). Approximately $209,000 of these advances were collateralized by second positions on certain machinery and equipment. At July 31, 2003, the Company determined that it was unlikely it would receive any proceeds from these advances, and as a result, $243,207 is included in the loss from discontinued operations and $80,300 is included in the impairment of related party receivables for the year ended July 31, 2003.

    At August 1, 2002, the Company had unsecured advances receivable of $69,500 from VP Sports. During the year ended July 31, 2003, the Company advanced $16,400 to VP Sports and its subsidiary, Victoria Precision, Inc. ("Victoria Precision"), located in Quebec, Canada, and the Company received $94,250 from VP Sports and its subsidiary. At July 31, 2003, the transactions resulted in the Company owing VP Sports $8,350, which is included in related party advances and notes payable.

    During the year ended July 31, 2004, the Company advanced $28,300 to VP Sports and/or its subsidiary Victoria Precision, and the Company also received from VP Sports and/or its subsidiary $39,600. At July 31, 2004, as a result of these transactions, the Company owes VP Sports $19,650, which is included in related party advances and notes payable.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

6.  OTHER RELATED PARTY TRANSACTIONS (CONTINUED):

    STOCK SUBSCRIPTIONS AND RELATED PARTY RECEIVABLE:

    Prior to August 2002, the Company issued 5,429,290 shares of its common stock in exchange for subscription and related party receivables from VP. During the year ended July 31, 2004, a stock subscription receivable of $19,200 was satisfied in exchange for a reduction in an existing payable. At July 31, 2003, the Company analyzed the ability to collect the receivable from VP Sports and determined that it was necessary to provide an allowance for the entire amount. Accordingly, $582,929 has been recorded and is included in the impairment of a related party receivable in the financial statements for the year ended July 31, 2003.

7.  COMMITMENTS AND CONTINGENCIES:

    DISTRIBUTION AGREEMENT:

    In order to satisfy U.S. customer orders for the fall of 2003, in September 2003, Torpedo signed an exclusive distributor agreement with a South Paris, Maine based Company (the "Distribution Agreement"). Under the terms of the Distribution Agreement, the distributor opened transferable letters of credit to Torpedo, which Torpedo transferred to a third party supplier. The third party supplier shipped directly to the distributor. The distributor was responsible for all U.S. warehouse, distribution and selling costs. The Distribution Agreement provides for royalties on products purchased by the Distributor from other suppliers. The Company is currently in discussions with the distributor regarding possible amendments to the Distribution Agreement. The parties are discussing the potential of the distributor to become a licensee of the Company and pay a royalty based on sales.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

    LEASES:

    Torpedo previously leased its Canadian manufacturing and office facilities under a non-cancellable operating lease, which was to expire in January 2007. The lease provided for a five-year renewal. In November 2003, the Company negotiated with the lessor for an early termination of the lease. Under the terms of the termination agreement, Torpedo occupied the premises and paid rent through January 31, 2004, at which time Torpedo vacated the premises. Torpedo also paid an additional three months rent, as well as attorney costs, the total of which approximated $125,000 CAD (US$94,000).

    Torpedo leased its U.S. sales and distribution facility under an operating lease that expired in February 2003 with an option to renew for a two-year period. The lease was cancelled in conjunction with the Distribution Agreement, discussed above.

    The Company subleases its executive office in Florida from a related party on a month to month basis for $550 per month. Rent expense for the year ended July 31, 2004 was approximately $2,200.

    CONSULTING AGREEMENTS:

    Prior to August 1, 2002, the Company entered into a three-month agreement for marketing and promotional services, with options to renew the agreement for up to a one-year term. During the year ended July 31, 2003, the Company extended the agreement twice and issued 10,000 shares of common stock valued at $1.10 per share and 10,000 shares of common stock valued at $.20 per share (the market price of the common stock on the date of the issuances). The Company recorded $13,000 as general and administrative expenses.

    In the quarter ended October 31, 2003, the Company extended the agreement for an additional nine months and issued 20,000 shares of common stock valued at $0.20 per share (the market price of the common stock on the date of the extension). The Company recorded $4,000 as general and administrative expense.

    In January 2004, the Company entered into a business consulting agreement with a consulting firm in which an officer of that firm owns greater than 10% of the Company's common stock as of July 31, 2004. The consulting firm is providing advisory services regarding future strategic options for the Company. As compensation for these consulting services, the Company granted a three-year warrant to the consulting firm to purchase up to 950,000 shares of common stock at $0.10 per share (the market price of the Company's common stock at the date of grant was $0.13 per share). The warrant was fully vested, exercisable and non-forfeitable upon issuance. The Company recorded prepaid consulting services of $38,000 based on the Black-Scholes valuation of the warrant. The Company amortized the prepaid asset over a six-month period and recorded expense of $38,000 for the year ended July 31, 2004.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

    CONSULTING AGREEMENTS (CONTINUED):

    In February 2004, in order to induce the warrant holder to exercise the warrant, the Company granted a three-year warrant to purchase up to 950,000 shares of commons stock at $0.20 per share (the market price of the Company's common stock at the date of grant was $0.36 per share). The Company recognized expense of $172,000 in connection with this warrant granted to induce exercise, which was based on a Black-Scholes calculation of the warrant's value. The warrant holder exercised the original warrant and the Company issued 950,000 shares of common stock for $95,000.

    In September 2002, the Company entered into a one-year business consulting and financial advisory agreement, which provided for services to be provided in phases. Compensation under the agreement was based in part on the completion of stated objectives. Upon exercise of the agreement, the Company granted a warrant to the consultant to purchase up to 1,000,000 shares of common stock at $1.25 per share, the market price of the Company's common stock on the date of issuance. This warrant is exercisable through September 2004, and was valued at approximately $550,000 utilizing the Black-Scholes option pricing model, which is included in the loss from discontinued operations for the year ended July 31, 2003.

    LITIGATION:

    Due to Torpedo's inability to meet its obligations timely, certain creditors have initiated legal action against the Company, some of which have received judgments for payment.

    The Company is involved in other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows fo the Company.

8.  INCOME TAXES:

    At July 31, 2004, the Company's net deferred tax assets consist of the following:

      Long-term deferred tax assets:
           Net operating loss carry forwards - Canadian     $    1,200,000
           Net operating loss carry forwards - U.S.                600,000
           Valuation allowance                                  (1,800,000)
                                                            --------------
       Net deferred tax assets                              $            -
                                                            ==============

    The following table reconciles the difference between the U.S statutory tax rate and the effective tax rate applied to pre-tax loss from continuing operations:

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

8.  INCOME TAXES (CONTINUED):

                                                2004               2003
                                          ---------------    ----------------
      Statutory tax rate                            (34)%               (34)%
      Change in valuation allowance                   34%                 34%
                                          ---------------    ----------------
                                                       -                   -
                                          ===============   =================

    At July 31, 2004, the Company has approximately $4,500,000 of Canadian and approximately $1,000,000 of U.S. net operating loss carryforwards (NOL's), which may be used to offset respective future Canadian or US taxable income, if any. Canadian NOL's expire between 2007 and 2011, and US NOL's expire in 2024.

9.  SHAREHOLDERS' DEFICIT:

    COMMON STOCK:

    In July 2004, the Board of Directors of the Company approved a private placement of up to 3,000,000 common shares (plus an overallotment of 10 percent, or 300,000 shares) of the Company's common stock at $0.15 per share. During July 2004, under this private placement, the Company issued 1,236,666 shares of its common stock and received proceeds of $185,500. Subsequent to July 31, 2004, the Company has issued an additional 700,000 shares under this private placement for cash of $105,000.

    In September 2002, the Company issued 5,000 shares of common stock for legal services. The shares were valued at $1.10 per share (the market price of the common stock on the date of issuance), and $5,500 was recorded as general and administrative expense.

    In September and October 2002, the Company issued a total of 95,000 shares of common stock upon the exercise of stock options. The Company received total proceeds of $24,700.

    In July 2003, the board of directors of the Company authorized its officers to negotiate and lower the exercise price of warrants to purchase 1,000,000 shares of the Company's common stock. The exercise prices were reduced during the year ended July 31, 2004 from $1.25 to $0.20 in order to induce the holder to exercise their warrants and raise working capital for the Company. In August 2003, 250,000 shares of common stock were issued upon the exercise of warrants at $0.20 per warrant.

    In July 2003, the Board of Directors of the Company approved a private placement of up to 3,000,000 shares of the Company's common stock at $.10 per share. In April 2004, the Board of Directors approved an increase for the private placement of 1,000,000 shares plus an over allotment of up to 10% or 400,000 shares. Under this private placement the Company issued 1,100,000 shares of its common stock and received proceeds of $110,000 in July 2003. During the year ended July 31, 2004, under this private placement, the Company issued 3,109,000 shares of its common stock and received proceeds of $310,900.

TORPEDO SPORTS USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------

9.  SHAREHOLDERS' DEFICIT (CONTINUED):

    STOCK OPTIONS:

    In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock.

    Options to purchase 95,000 shares of common stock were exercised during the year ended July 31, 2003. In January 2004, the Company granted options to purchase 1,700,000 shares of common stock to officers and directors, exercisable at $0.20 per share, which represented the market price on the date of the grant. During the year ended July 31, 2004, 360,000 options were cancelled. Options to purchase 527,000 shares are outstanding and exercisable at July 31, 2004. The options expire in March 2007.

    A summary of the status of the Option Plan is as follows:

                                              July 31,
                                    2004                    2003
                            --------------------    -------------------
                                        Weighted               Weighted
                                        Average                Average
                                        Exercise               Exercise
                              Shares      Price       Shares   Price
                            ---------   --------    --------   --------
     Outstanding at
       beginning of year      887,000   $    .26     982,000   $    .26

     Granted                1,700,000        .20          -

     Forfeited                 60,000        .26          -
     Exercised                                        95,000        .26
                            ---------   --------    --------   --------
     Outstanding at
       end of year          2,527,000   $    .22     887,000   $    .26
                            =========               ========

    WARRANTS:

    In July 2003, the Company issued to an unrelated party warrants to purchase 500,000 shares of the Company's common stock at $0.10 per share. The warrants are exercisable through July 1, 2008, and were valued at approximately $75,000 utilizing the Black Scholes option pricing model. The Company expensed the $75,000 as stock-based compensation expense for the year ended July 31, 2003.

    In July 2004, the Company issued warrants to purchase 300,000 shares of the Company's common stock at $0.15 per warrant. The warrants are exercisable through July 2007 and were valued at approximately $39,900 utilizing the Black-Scholes option pricing model. The Company has expensed the $39,900 as part of its stock compensation expense for the year ended July 31, 2004.