Form 10QSB
period 2004-10-31
TORPEDO SPORTS USA INC
filed 2004-12-30
CIK 1126411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of common stock outstanding at December 27, 2004: 18,461,485

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.     Condensed consolidated financial statements (unaudited):

            Report of independent registered public accounting firm           1

            Condensed consolidated balance sheet - October 31, 2004           2

            Condensed consolidated statements of operations -
            Three months ended October 31, 2004 and 2003                      3

            Condensed consolidated statements of comprehensive loss -
            Three months ended October 31, 2004 and 2003                      4

            Condensed consolidated statement of shareholders' deficit -
            Three months ended October 31, 2004                               5

            Condensed consolidated statements of cash flows -
            Three months ended October 31, 2004 and 2003                      6

            Notes to condensed consolidated financial statements              7

Item 2.    Management's discussion and analysis                              16

Item 3.    Disclosure controls and procedures                                20

PART II.    OTHER INFORMATION

Item 1.    Legal proceedings                                                 21

Item 2.    Changes in securities                                             22

Item 3.    Defaults upon senior securities                                   22

Item 4.    Submission of matters to a vote of security holders               22

Item 5.    Other information                                                 22

Item 6.    Exhibits and reports on Form 8-K                                  22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Torpedo Sports USA, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Torpedo Sports USA, Inc. and subsidiary as of October 31, 2004, the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended October 31, 2004 and 2003, and the condensed consolidated statement of changes in shareholders' deficit for the three months ended October 31, 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
December 28, 2004

                  TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEET

                             OCTOBER 31, 2004

                                (UNAUDITED)

                                  ASSETS

Current and total assets:
  Cash                                                              $    75,747
  Assets of discontinued operations (Note 3)                            283,219
                                                                    -----------
                                                                    $   358,966
                                                                    ===========


                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                             $   240,611
  Notes payable (Note 4)                                                252,100
  Payables to related parties (Note 5)                                1,514,113
  Liabilities of discontinued operations (Note 3)                     2,483,250
                                                                    -----------
      Total liabilities (all current)                                 4,490,074
                                                                    -----------


Commitments and contingencies (Note 6)

Shareholders' deficit (Note 8):
  Preferred stock, par value $.001 per share, 5,000,000 shares authorized; none issued and outstanding
  Common stock, par value $.001 per share, 50,000,000 shares
    authorized;  18,061,485 shares issued and outstanding                18,062
  Additional paid-in capital                                          3,274,292
  Stock subscription and related party receivable                        (4,856)
  Accumulated deficit                                                (6,984,632)
  Accumulated other comprehensive loss                                 (433,974)
                                                                    -----------
      Total shareholders' deficit                                    (4,131,108)
                                                                    -----------
                                                                    $   358,966
                                                                    ===========

           See notes to condensed consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months    Three Months
                                                            Ended          Ended
                                                         October 31,    October 31,
                                                            2004            2003
                                                        ------------    ------------
Operating expenses:
   General and administrative expense:
     Stock-based compensation                           $     68,500    $     19,000
     Other                                                    79,530          65,861
                                                        ------------    ------------
Loss from operations                                        (148,030)        (84,861)
Other expense:
   Interest expense, including related party interest
     for the three months of $36,378 (2004) and
     $3,896 (2003)                                           (70,111)         (3,896)
                                                        ------------    ------------

Loss from continuing operations                             (218,141)        (88,757)
Discontinued operations; loss from operations of
  subsidiary (Note 3)                                         (1,293)       (207,886)
                                                        ------------    ------------
Net loss                                                $   (219,434)   $   (296,643)
                                                        ============    ============


Basic and diluted net loss per share:
  Loss from continuing operations                       $      (0.01)   $      (0.01)
  Loss from discontinued operations                                *           (0.02)
                                                        ------------    ------------
  Basic and diluted loss per share                      $      (0.01)   $      (0.03)
                                                        ============    ============

Weighted average number of common
  shares outstanding:
    Basic and diluted                                     18,039,746      11,951,716
                                                        ============    ============

*Amount is less than $(0.01) per share

           See notes to condensed consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                   (UNAUDITED)


                                                    Three Months    Three Months
                                                        Ended           Ended
                                                     October 31,     October 31,
                                                        2004            2003
                                                     -----------    -----------
Net loss                                             $  (219,434)   $  (296,643)

Change in foreign currency translation adjustments      (185,278)      (138,012)
                                                     -----------    -----------

Comprehensive loss                                   $  (404,712)   $  (434,655)
                                                     ===========    ===========

           See notes to condensed consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                       THREE MONTHS ENDED OCTOBER 31, 2004
                                   (UNAUDITED)
                                      Stock

                                                                 Stock
                                                              subscription                 Accumulated
                               Common Stock       Additional  and related                      other
                            --------------------   paid-in       party       Accumulated   comprehensive
                              Shares     Amount    capital     receivable      deficit         loss           Total
                            ----------  --------  ----------  ------------   -----------   -------------   -----------

Balances, August 1, 2004    17,761,485  $ 17,762  $3,108,892  $     (4,856)  $(6,765,198)  $    (248,696)  $(3,892,096)

Common stock issued in
  private placement            300,000       300      44,700                                                    45,000

Compensation expense upon
  warrant repricing                                   42,000                                                    42,000

Warrants granted for
  consulting services                                 26,500                                                    26,500

Warrants issued in
  conjunction with
  promissory notes                                    52,200                                                    52,200

Change in foreign currency
  translation adjustments                                                                       (185,278)     (185,278)

Net loss                                                                        (219,434)                     (219,434)

                            ----------  --------  ----------  ------------   -----------   -------------   -----------
Balances, October 31, 2004  18,061,485  $ 18,062  $3,274,292  $     (4,856)  $(6,984,632)  $    (433,974)  $(4,131,108)
                            ==========  ========  ==========  ============   ===========   =============   ===========

           See notes to condensed consolidated financial statements.

                     TORPEDO SPORTS USA, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             Three           Three
                                                                         Months Ended    Months Ended
                                                                          October 31,     October 31,
                                                                             2004            2003
                                                                          -----------    -----------
Cash flows from operating activities of continuing operations:
Net loss                                                                  $  (219,434)   $  (296,643)
                                                                          -----------    -----------
Adjustments to reconcile net loss
  to net cash used in operating activities of continuing operations:
    Loss from discontinued operations                                           1,293        207,886
    Stock-based compensation expense                                           68,500         19,000
    Amortization of discount on notes payable                                  29,300
    Changes in assets and liabilities:
        Increase in acounts payable and
         accrued expenses                                                      62,630         36,812
        Increase in payables to related parties                                14,311          3,898
                                                                          -----------    -----------
Total adjustments                                                             176,034        267,596
                                                                          -----------    -----------
Net cash used in operating activities of
  continuing operations                                                       (43,400)       (29,047)
                                                                          -----------    -----------


Cash flows from financing activities:
  Repayments of loans, related parties                                       (287,148)
  Repayment of note payable                                                  (100,000)
  Proceeds from notes payable                                                 275,000
  Proceeds from notes payable, related parties                                 55,000          8,500
  Proceeds from exercise of stock options                                                     50,000
  Proceeds from private placement of common stock                              45,000        127,300
  Advances to related parties                                                  (6,500)        (7,700)
                                                                          -----------    -----------
Net cash (used in) provided by financing activities of
  continuing operations                                                       (18,648)       178,100
                                                                          -----------    -----------
Net cash provided by (used in) discontinued operations                          1,917       (165,166)
                                                                          -----------    -----------
Decrease in cash                                                              (60,131)       (16,113)
Cash, beginning                                                               135,878         18,910
                                                                          -----------    -----------
Cash, ending                                                              $    75,747    $     2,797
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                  $    26,500    $   172,135
                                                                          ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:
Note payable issued in exchange for accrued expenses                                     $   186,398
                                                                                         ===========

           See notes to condensed consolidated financial statements

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS, GOING CONCERN, AND MANAGEMENT'S PLANS:

     Torpedo Sports USA, Inc., a Nevada corporation ("Torpedo Sports" or, the "Company"), through its wholly-owned Canadian subsidiary Torpedo Sports Inc. ("Torpedo") manufactured and distributed outdoor recreational products for children for sale in the United States and Canada through May 6, 2004.

     On May 6, 2004, Torpedo filed for protection under the Bankruptcy and Insolvency Act of Canada (the "Torpedo Bankruptcy") with the intention to liquidate its assets. Torpedo ceased its operating activities in May 2004, and is presented as discontinued operations in the accompanying interim consolidated financial statements (Note 3).

     INTERIM FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included in this quarterly report have been prepared on a basis consistent with the annual consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended July 31, 2004. In the Company's last Annual Report on Form 10-KSB for the fiscal year ended July 31, 2004, the report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

     In the opinion of management, all normal recurring adjustments, and impairment charges as described in the following notes, necessary for a fair presentation of the Company's unaudited consolidated balance sheet as of October 31, 2004, results of operations for the three-month periods ended October 31, 2004 and 2003, and cash flows for the three-month periods ended October 31, 2004 and 2003 have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. At October 31, 2004, management believes that Torpedo's asset balances approximate their estimated net realizable values.

     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Results for the interim periods are not a basis from which to project results for the full year due to the Torpedo bankruptcy and its planned liquidation.

     GOING CONCERN AND MANAGEMENT'S PLANS:

     The Company incurred a net loss of $219,434 for the three months ended October 31, 2004, and reported a shareholders' deficit of $4,131,108 at October 31, 2004. In addition, Torpedo is in bankruptcy and the Company currently has no business operations, and therefore has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments (Notes 4, 5 and 8), there is no assurance the Company will be able to raise sufficient funds to operate in the future.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS, GOING CONCERN, AND MANAGEMENT'S PLANS (CONTINUED):

     GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     The Company is in negotiations with VP Sports, Inc., a company affiliated through common control (VP Sports), to sell 100% of its ownership interest in Torpedo to VP Sports. If this occurs, VP Sports would assume the responsibility to liquidate Torpedo and relieve the Company of any further obligations of Torpedo. Presently, there is no assurance the Company will be successful in selling its ownership in Torpedo.

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

     Pursuant to terms of the Merger Agreement, the Company, in exchange for all of the issued and outstanding common shares of Interactive, is to issue a number of shares of the Company's common stock to ensure the Interactive shareholders own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. In addition, the Company may issue additional shares if certain agreed upon criteria are met in order to allow the Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly, Torpedo could issue up to an additional 3,457,453 shares to the Interactive shareholders.

     Interactive's plan is to deliver to its customers, gaming technology that produces a high return on investment by providing both software and gaming hardware. Situated in the Foreign Trade Zone in Fort Lauderdale, Florida, Interactive occupies a 20,000 square foot corporate office and showroom for shipment and storage of its products, both domestically and internationally. Interactive also leases office space in Las Vegas, Nevada.

     FOREIGN CURRENCY TRANSACTIONS:

     The financial statements of the Company's foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive loss, included as a separate item in shareholders' deficit. Gains and losses from foreign currency transactions are included in net loss from discontinued operations.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES:

     LOSS PER SHARE:

     Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution, and is computed based on the average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (5,977,000 at October 31, 2004 and 1,137,000 at October 31, 2003) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

     No employee stock-based compensation was granted during the three months ended October 31, 2003 and 2004.

     RECENTLY ISSUED ACCOUNTING STANDARDS:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R) SHARE-BASED PAYMENT, which addresses the accounting for share-based payment transactions. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123(R) offers the Company alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

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

     In conjunction with the Torpedo Bankruptcy, a trustee was appointed to oversee the Torpedo estate. The Trustee's functions are to recover the maximum value of Torpedo's assets, and discharge bankruptcy claims based on priority and pursuant to Canadian bankruptcy laws. The carrying amounts of Torpedo's assets and liabilities at October 31, 2004 are as follows:

     Assets:
              Cash, held in trust [A]                  $     143,004
              Amounts due from sale of assets [A]            140,215
                                                       -------------
                                                       $     283,219
                                                       =============

     Liabilities subject to compromise (1):
              Notes payable [B]                        $     700,572
              Related party payables and accruals [C]        779,373
              Accounts payable and accrued expenses        1,003,305
                                                       -------------
                                                       $   2,483,250
                                                       =============

     (1) Liabilities subject to compromise above do not include intercompany payables to Torpedo Sports USA, Inc. of approximately $2,318,000.

[A] All remaining property, plant and equipment of Torpedo was sold by the Trustee during the quarter ended October 31, 2004. Proceeds received from the sale of assets as of October 31, 2004 are reported as cash, held in trust. Proceeds received subsequent to October 31, 2004, are presented as amounts due from sale of assets.

[B] Notes payable of Torpedo, which are all in default, consist of the following at October 31, 2004:

     Note payable to bank; interest at the
     Canadian prime rate (2.75% at October 31,
     2004); collateralized by a first rank on land,
     building and certain equipment, and second
     rank on inventories and accounts receivable      $   526,402

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

3.   DISCONTINUED OPERATIONS (CONTINUED):

     Note payable to former U.S. distributor,
     issued in exchange for accrued expenses;
     interest at 7%; due on demand; unsecured             131,484

     Note payable to an employee of Torpedo,
     interest at 2% per month; unsecured                   30,373

     Notes payable to bank; interest at the
     Canadian prime rate (2.75% at October 31, 2004)
     plus .5%; collateralized by a first rank on
     certain machinery and equipment, and a second
     rank of inventories and receivables                   12,313
                                                      -----------
                                                      $   700,572
                                                      ===========

[C] Related party payables and accruals at October 31, 2004 are amounts owed VP Sports and are comprised of management fees of $415,375 and advances and accrued interest payable of $363,998. Management fee expense was $66,205 for the three months ended October 31, 2003 and is included in the loss from discontinued operations. There were no management fees for the three months ended October 31, 2004.

     The liabilities of Torpedo exceed the estimated net realizable values of Torpedo's assets and will not be sufficient to pay all obligations of Torpedo. Management is uncertain as to the ultimate disposition of these liabilities, but believes there is no significant exposure to Torpedo Sports USA, Inc.

     During the three months ended October 31, 2004 and 2003, Torpedo incurred losses of approximately $1,300 and $207,000, respectively. Torpedo's revenues for the three months ended October 31, 2003, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas. Torpedo did not have any revenues during the three months ended October 31, 2004.

         Revenues (a):
                United States             $    901,006
                Canada                         582,003
                                          ------------
                                          $  1,483,009
                                          ============

     (a)Revenues are attributed to countries based on location of customer.

     In August 2004, a related party agreed to purchase Torpedo trademarks, which had no carrying value at October 31, 2004, for CAD $125,000 (approximately U.S.$94,000).

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

4.   NOTES PAYABLE:

     At October 31, 2004, the Company has the following notes payable outstanding:

     Note payable; unsecured; interest at 10%;
     paid in November 2004; issued with stock
     purchase warrants (Note 8); principal balance
     of $100,000, net of discount of $1,000 at
     October 31, 2004                                 $    99,000

     Note payable; unsecured; interest at 10%; due
     February 2005; issued with stock purchase
     warrants (Note 8); principal balance of
     $100,000, net of discount of $11,900 at
     October 31, 2004                                      88,100

     Note payable; unsecured; interest at 8%; due
     April 2005, issued with stock purchase
     warrants (Note 8); principal balance of
     $75,000, net of discount of $10,000 at
     October 31, 2004                                      65,000
                                                      -----------
                                                      $   252,100
                                                      ===========

5.   PAYABLES TO RELATED PARTIES:

     Payables to related parties at October 31, 2004, consist of the following:

     Advances payable to VP Sports and Victoria
     Precision, companies affiliated through
     common control; interest at 9%; unsecured and
     due on demand [A]                                $   672,390

     Advances payable to companies affiliated
     through common ownership and control by an
     officer of the Company; interest at 8% to
     10%; collateralized by substantially all
     assets of the Company; due on demand [B]             745,352

     Accrued interest on advances and notes
     payable                                               96,371
                                                      -----------
                                                      $ 1,514,113
                                                      ===========

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

5.   PAYABLES TO RELATED PARTIES (CONTINUED):

     [A]At July 31, 2004, the Company had unsecured advances payable of $678,890 to VP Sports and Victoria Precision. During the three months ended October 31, 2004, the Company paid $6,500 to VP Sports. Advances payable to VP Sports and Victoria Precision at October 31, 2004 are due on demand, and are included in related party payables and accruals.

     [B]Activity in the related party payables for the three months ended October 31, 2004 and 2003 is as follows:

                                              2004           2003
                                           -----------   -----------
              Balances August 1            $   977,500   $ 1,169,820
              Advances received                 55,000        65,000
              Repayments                     (287,148)
                                           -----------   -----------
              Balances October 31          $   745,352   $ 1,234,820
                                           ===========   ===========

     Subsequent to October 31, 2004, the Company received advances of $44,500 from a company affiliated through common ownership and control by an officer of the Company, and repaid $50,550 of advances payable as of October 31, 2004.

6.   COMMITMENTS AND CONTINGENCIES:

     CONSULTING AGREEMENTS:

     During the quarter ended October 31, 2003, the Company extended an existing marketing and promotional services agreement for an additional nine months and issued 20,000 shares of common stock valued at $0.20 per share (the market price of the common stock on the date of the extension). Accordingly, the Company recorded $4,000 as general and administrative expense for the quarter ended October 31, 2003.

     Prior to August 2003, the Company entered into a business consulting and financial advisory agreement with a third party. Compensation under the agreement consisted in part, of a warrant to purchase up to 1,000,000 shares of common stock at $1.25 per share, the market price of the Company's common stock on the date of issuance. This warrant was exercisable through September 2004. In August 2003, the Company reduced the exercise price of warrants to purchase 250,000 shares out of the total one million from $1.25 to $0.20 per share in order to induce exercise. As a result of the repricing, the Company incurred $15,000 of expense, and the Company issued 250,000 shares of its common stock in August 2003 upon the exercise of the warrants at $.20 per share. In September 2004, the Company extended the term of the remaining warrants to purchase 750,000 shares to March 2005 and reduced the exercise price to $0.20 per warrant. As a result of this repricing, the Company incurred $42,000 of stock-based compensation expense for the three months ended October 31, 2004. During the quarter ended October 31, 2004, the Company also recorded $25,000 of general and administrative expense for services provided by this consultant.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     LITIGATION:

     Due to Torpedo's inability to meet its obligations timely, certain creditors have initiated legal action against the Company, some of which have received judgments for payment.

     The Company is involved in other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate or consolidated results of operations, financial position or cash flows of the Company.

7.   INCOME TAXES:

     The Company did not recognize any income tax benefit related to U.S. or Canadian operating losses during the three months ended October 31, 2004 and 2003, as the Company has recorded a valuation allowance against these income tax benefits due to uncertainty as to realization.

8.   SHAREHOLDERS' DEFICIT:

     COMMON STOCK:

     During the three months ended October 31, 2004, the Company received proceeds of $45,000 from the issuance of 300,000 shares of common stock under a private placement that the Board of Directors approved in July 2004. Under this private placement, the Company may sell up to 3,000,000 shares of common stock at $0.15 per share (plus an overallotment, or 300,000 shares of common stock). Subsequent to October 31, 2004, the Company issued an additional 400,000 shares and received cash of $60,000. Total shares sold under this private placement through December 28, 2004 have been 1,936,666.

     WARRANTS:

     In August 2004, the Company issued warrants to purchase 200,000 shares of the Company's common stock at $0.05 per share in connection with the issuance of $200,000 of notes payable. The warrants are exercisable through August 2007 and were valued at approximately $42,200 utilizing the Black-Scholes option pricing model. The Company reduced the carrying value of the notes by this amount and is amortizing the discount to interest expense over the respective terms of the notes. During the three months ended October 31, 2004, amortization of $29,300 was recorded as interest expense.

     In October 2004, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $0.10 per share in connection with the issuance of a $75,000 note payable. The warrants are exercisable through October 2007 and were valued at $10,000 utilizing the Black-Scholes option pricing model. The Company reduced the carrying value of this note by this amount and is amortizing the discount to interest expense over the term of the note.

TORPEDO SPORTS, USA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
(UNAUDITED)
--------------------------------------------------------------------------------

8. SHAREHOLDER'S DEFICIT (CONTINUED):

     WARRANTS (CONTINUED):

     Additional warrants to purchase 100,000 shares of common stock were issued to a consultant as compensation. These warrants were valued at $26,500 utilizing the Black-Scholes option pricing model and are included in stock-based compensation expense for the three months ended October 31, 2004.

     The fair value of warrants granted during the quarter ended October 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

            Expected dividend yield                                  0%
            Expected stock price volatility                    103-141%
            Risk free interest rate                                .95%
            Expected life of options                           .5 years

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2004 and 2003.

The report of the independent registered public accounting firm on the Company's consolidated financial statements as of July 31, 2004, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Torpedo Sports, Inc. ("Torpedo") declared bankruptcy in May 2004, and the Company no longer has any business operations. At October 31, 2004, management believes that Torpedo's assets approximate their net realizable values.

The Company is in negotiations with VP Sports, Inc. (VP Sports), an affiliate, to sell 100% of its ownership interest in Torpedo. If this happens, VP Sports would assume the responsibility to liquidate Torpedo and relieve the Company of any further obligations of Torpedo. Presently, there is no assurance the Company will be successful in selling its ownership in Torpedo so that the Company can proceed with other business opportunities.

(a) Liquidity and Capital Resources

Prior to May 2004, the Company's primary capital requirements were for the purchases of raw materials and finished goods, as well as the costs associated with manufacturing and administrative functions. On May 6, 2004, Torpedo declared bankruptcy in Canada with the intention to liquidate its assets.

During the three months ended October 31, 2003, Torpedo operated under a line of credit, which had a maximum limit of CAD$4,500,000 (U.S.$3,421,350 based on the October 31, 2003, exchange rate). Advances under this line of credit were limited to and made at up to 85% of the face value of eligible accounts receivable, as defined, and as accepted by the lender. Additionally, the Company had a seasonal inventory line, which had a maximum limit of CAD$800,000 (U.S.$608,240 based on the October 31, 2003, exchange rate) between the months of June and September, or later if extended. The balance owed on purchased accounts receivable bore interest at 2% per month and amounts borrowed on inventory bore interest at the Canadian prime rate plus 7.5%. As of October 31, 2003, there was CAD$535,269 (approximately U.S.$406,965) outstanding on the purchased accounts receivable and CAD$282,084 (approximately U.S.$214,468) on the inventory line. These lines of credit were paid in full during the year ended July 31, 2004.

At October 31, 2004, Torpedo has notes payable to a bank that bear interest at rates ranging from 3.75% to 4.25%. The outstanding principal balance on these notes payable is CAD$656,250 (U.S.$538,715) at October 31, 2004. These notes are in default and are collateralized by land, building and certain machinery and equipment. Torpedo also has an unsecured 7% note payable for CAD$160,171 (U.S.$131,484), payable to its U.S. distributor. These notes are in default and are included in the liabilities of discontinued operations.

The Company has no business operations, and therefore has no ready source of working capital. While management believes the Company can raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

Net cash used in operating activities of continuing operations in the three months ended October 31, 2004 was $43,400, compared to $29,047 for the three months ended October 31, 2003. Cash used in operating activities of continuing operations for the three months ended October 31, 2004, represents the net loss of $219,434, adjusted for loss from discontinued operations ($1,293), stock-based compensation expense ($68,500), amortization of discount of notes payable ($29,300), and increases in accounts payable and accrued expenses, and payable to related parties.

Net cash used in financing activities of continuing operations in the three months ended October 31, 2004, represents proceeds from the sale of common stock, as well as proceeds from notes payable and related party loans, offset by repayment of note payable ($100,000) and repayments of advances to related parties ($287,148).

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

During the quarter ended October 31, 2004, the Company received $45,000 from the sale of 300,000 shares of common stock at $0.15 per share. Also, during the quarter ended October 31, 2004, the Company received $330,000 ($55,000 of which was from a related party) upon the issuance of notes payable. Subsequent to October 31, 2004, the Company has sold 400,000 shares of common stock at $0.15 per share and received proceeds of $60,000.

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

(b) Results of Operations

OPERATING EXPENSES

Operating expenses for the three months ended October 31, 2004, were $148,030, compared to $84,861 for the three months ended October 31, 2003. The 2004 expenses were primarily comprised of $78,500 of consulting expenses and $68,500 of stock-based compensation.

OTHER EXPENSES/INCOME

Interest expense increased to $70,711 (of which $36,378 was related party interest expense) for the three months ended October 31, 2004 from $3,896 of related party interest expense for the three months ended October 31, 2003. The reason for the increase was the additional loans from the related parties since October 31, 2003, as well as the amortization of the discount on notes payable of $29,300.

DISCONTINUED OPERATIONS

Discontinued operations represent the operations of Torpedo, which ceased operating activities in May 2004. The following table represents the loss from discontinued operations for the three months ended October 31, 2004 and 2003.

                                                   2004              2003
                                              -------------     -------------
Sales                                                           $   1,483,009
Cost of sales                                                       1,349,535
                                                                -------------

Gross profit                                                          133,474
Operating expenses                            $     (7,705)         (299,861)
Other income (expenses)                               6,412          (41,499)
                                              -------------     -------------

Loss from discontinued operations             $     (1,293)     $   (207,886)
                                              =============     =============

RECENTLY ISSUED ACCOUNTING STANDARDS:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123(R) offers the Company alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations.

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

Item 4.    Submission of matters to a vote of security holders
            Not applicable

Item 5.    Other information
            Not applicable

Item 6.    Exhibits and reports on Form 8-K
            a)  Exhibits

                Exhibit 31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                Exhibit 32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            b) Reports on Form 8-K - Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Torpedo Sports USA, Inc.
                                                (Registrant)

Date: December 30, 2004              By: /s/ Henry Fong
                                         ------------------------
                                         Henry Fong
                                         Chief Executive Officer

                                         /s/ Barry S. Hollander
                                         ------------------------
                                         Barry S. Hollander
                                         Chief Financial Officer

                                                                      EXHIBIT 31

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

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

   4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986.]

       c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's 4th quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

   5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  December 30, 2004                       /s/  Henry Fong
                                               -----------------------
                                               Henry Fong
                                               Chief Executive Officer

                                                                    EXHIBIT 31.2

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

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

   4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986.]

        c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

   5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  December 30, 2004                    /s/  Barry S. Hollander
                                            -----------------------
                                            Barry S. Hollander
                                            Chief Financial Officer

                                                                      EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                                   AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying Quarterly Report on Form 10-QSB of Torpedo Sports USA, Inc. for the quarter ended October 31, 2004, I, Henry Fong, Chief Executive Officer of Torpedo Sports USA, Inc., hereby certify pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        A. Such Quarterly Report on Form 10-QSB of Torpedo Sports USA, Inc. for the quarter ended October 31, 2004, fully complies with the requirements of section 13(a) of 15(d) of the Securities Exchange Act of 1934; and

        B. The information contained such Quarterly Report on Form 10-QSB of Torpedo Sports USA, Inc. for the quarter ended October 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of Torpedo Sports USA, Inc.


                                        By: /s/ Henry Fong
                                        -----------------------------------
                                        Henry Fong
                                        Chief Executive Officer
                                        December 30, 2004

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO TORPEDO SPORTS USA, INC. AND SUBSIDIARY AND WILL BE RETAINED BY TORPEDO SPORTS USA, INC. AND SUBSIDIARY AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

--------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                                   AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying Quarterly Report on Form 10-QSB of Torpedo Sports USA, Inc. for the quarter ended October 31, 2004, I, Barry S. Hollander, Chief Financial Officer of Torpedo Sports USA, Inc., certify, pursuant to 18 U.S.C.ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        A. Such Quarterly Report on Form 10-QSB of Torpedo Sports USA, Inc. for the quarter ended October 31, 2004, fully complies with the requirements of section 13(a) of 15(d) of the Securities Exchange Act of 1934; and

        B. The information contained such Quarterly Report on Form 10-QSB of Torpedo Sports USA, Inc. for the quarter ended October 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of Torpedo Sports USA, Inc.


                                        By: /s/ Barry S. Hollander
                                        -----------------------------------
                                        Barry S. Hollander
                                        Chief Financial Officer
                                        December 30, 2004

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO TORPEDO SPORTS USA, INC. AND WILL BE RETAINED BY TORPEDO SPORTS USA, INC. AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.