Form 10QSB
period 2005-01-31
TORPEDO SPORTS USA INC
filed 2005-03-29
CIK 1126411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE (XI) SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________

                          Commission File No. 333-48746

                             INTERACTIVE GAMES, INC.
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

                                    FORMERLY:

                            TORPEDO SPORTS USA, INC.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


   Number of shares of common stock outstanding at March 15, 2005: 46,055,245

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.       Condensed consolidated financial statements (unaudited):

              Report of independent registered public accounting firm          1

              Condensed consolidated balance sheet - January 31, 2005          2

              Condensed consolidated statements of operations -
              Three and six months ended January 31, 2005 and 2004             3

              Condensed consolidated statements of comprehensive loss -
              Three and six months ended January 31, 2005 and 2004             4

              Condensed consolidated statement of shareholders' deficit -
              Six months ended January 31, 2005                                5

              Condensed consolidated statements of cash flows -
              Six months ended January 31, 2005 and 2004                       6

              Notes to condensed consolidated financial statements             7

Item 2.    Management's discussion and analysis                               16

Item 3.    Disclosure controls and procedures                                 19

PART II.      OTHER INFORMATION

Item 1.    Legal proceedings                                                  20

Item 2.    Changes in securities, use of proceeds and issuer purchases of
            equity securities                                                 20

Item 3.    Defaults upon senior securities                                    20

Item 4.    Submission of matters to a vote of security holders                20

Item 5.    Other information                                                  20

Item 6.    Exhibits                                                           20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Interactive Games, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Interactive Games, Inc. and subsidiary as of January 31, 2005, the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended January 31, 2005 and 2004, the condensed consolidated statements of cash flows for the six-month periods ended January 31, 2005 and 2004, and the condensed consolidated statement of changes in shareholders' deficit for the six months ended January 31, 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

As described in Note 1 to the interim condensed consolidated financial statements, on February 1, 2005, the Company acquired all of the issued and outstanding common stock of Interactive Games, Inc.

GHP Horwath, P.C.

Denver, Colorado
March 22, 2005

                     INTERACTIVE GAMES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                JANUARY 31, 2005

                                   (UNAUDITED)

                                     ASSETS

Current and total assets:
  Cash                                                             $       329
  Assets of discontinued operations (Note 3)                           258,347
                                                                   -----------

                                                                   $   258,676
                                                                   ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                              $ 201,557
  Notes payable (Note 4)                                               166,224
  Payables to related parties (Note 5)                               1,574,707
  Liabilities of discontinued operations (Note 3)                    2,432,299
                                                                   -----------
      Total liabilities (all current)                                4,374,787
                                                                   -----------


Commitments and contingencies (Note 6)

Shareholders' deficit (Note 8):
  Preferred stock, par value $.001 per share, 5,000,000 shares authorized; none issued and outstanding
  Common stock, par value $.001 per share, 50,000,000 shares authorized (increased to 100,000,000 in February 2005);
    18,976,485 shares issued and outstanding                            18,977
  Additional paid-in capital                                         3,429,377
  Stock subscription and related party receivable                       (4,856)
  Accumulated deficit                                               (7,162,327)
  Accumulated other comprehensive loss                                (397,282)
                                                                   -----------
      Total shareholders' deficit                                   (4,116,111)
                                                                   -----------

                                                                   $   258,676
                                                                   ===========

           See notes to condensed consolidated financial statements.

                     INTERACTIVE GAMES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                         Six Months      Six Months     Three Months    Three Months
                                                            Ended          Ended           Ended           Ended
                                                         January 31,    January 31,     January 31,     January 31,
                                                            2005            2004            2005            2004
                                                        ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative expense:
     Stock-based compensation                           $    143,500    $     19,000    $     75,000
     Other                                                   118,017         107,884          38,487    $     42,023
                                                        ------------    ------------    ------------    ------------
Loss from operations                                        (261,517)       (126,884)       (113,487)        (42,023)
Other expense:
   Interest expense, including related party interest
     for the six months of $80,263 (2005) and
     $7,932 (2004) and the three months of $43,884
     (2005) and $4,036 (2004)                               (123,687)        (20,432)        (53,576)        (16,536)
                                                        ------------    ------------    ------------    ------------

Loss from continuing operations                             (385,204)       (147,316)       (167,063)        (58,559)
Discontinued operations; loss from operations of
  subsidiary (Note 3)                                        (11,925)     (1,196,570)        (10,632)       (988,684)
                                                        ------------    ------------    ------------    ------------
Net loss                                                $   (397,129)   $ (1,343,886)   $   (177,695)   $ (1,047,243)
                                                        ============    ============    ============    ============

Basic and diluted net loss per share:
  Loss from continuing operations                       $      (0.02)   $      (0.01)   $      (0.01)              *
  Loss from discontinued operations                                *           (0.10)              *    $      (0.08)
                                                        ------------    ------------    ------------    ------------

  Basic and diluted loss per share                      $      (0.02)   $      (0.11)   $      (0.01)   $      (0.08)
                                                        ============    ============    ============    ============
Weighted average number of common shares outstanding:
    Basic and diluted                                     18,229,230      12,552,309      18,418,713      13,152,901
                                                        ============    ============    ============    ============

*Amount is less than $(0.01) per share

           See notes to condensed consolidated financial statements.

                     INTERACTIVE GAMES, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                   (UNAUDITED)


                 Six Months Six Months Three Months Three Months
                                Ended          Ended          Ended           Ended
                             January 31,    January 31,    January 31,     January 31,
                                 2005          2004           2005             2004
                             -----------    -----------    -----------    -----------
Net loss                     $  (397,129)   $(1,343,886)   $  (177,695)   $(1,047,243)

Change in foreign currency
  translation adjustments       (148,586)      (110,249)        36,692         27,763
                             -----------    -----------    -----------    -----------
Comprehensive loss           $  (545,715)   $(1,454,135)   $  (141,003)   $(1,019,480)
                             ===========    ===========    ===========    ===========

           See notes to condensed consolidated financial statements.

                     INTERACTIVE GAMES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        SIX MONTHS ENDED JANUARY 31, 2005
                                   (UNAUDITED)

                                                                         Stock
                                                                      subscription                  Accumulated
                                       Common Stock       Additional  and related                      other
                                   ---------------------   paid-in       party       Accumulated   comprehensive
                                     Shares      Amount    capital     receivable      deficit          loss          Total
                                   ----------   --------  ----------  ------------   -----------   -------------   -----------

Balances, August 1, 2004           17,761,485   $ 17,762  $3,108,892  $     (4,856)  $(6,765,198)  $    (248,696)  $(3,892,096)

Common stock issued in private
  placement                           715,000        715     106,535                                                   107,250

Common stock issued in conversion
  of accrued liabilities              125,000        125      18,625                                                    18,750

Common stock issued in exchange
  for consulting services             375,000        375      74,625                                                    75,000

Compensation expense upon
  warrant repricing                                           42,000                                                    42,000

Warrants granted for consulting
  services                                                    26,500                                                    26,500

Warrants issued in conjunction
  with promissory notes                                       52,200                                                    52,200

Change in foreign currency
  translation adjustments                                                                               (148,586)     (148,586)

Net loss                                                                                (397,129)                     (397,129)

                                   ----------   --------  ----------  ------------   -----------   -------------   -----------
Balances, January 31, 2005         18,976,485   $ 18,977  $3,429,377  $     (4,856)  $(7,162,327)  $    (397,282)  $(4,116,111)
                                   ==========   ========  ==========  ============   ===========   =============   ===========

           See notes to condensed consolidated financial statements.

                     INTERACTIVE GAMES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              Six            Six
                                                                          Months Ended   Months Ended
                                                                          January 31,    January 31,
                                                                              2005           2004
                                                                          -----------    -----------
Cash flows from operating activities of continuing operations:
Net loss                                                                  $  (397,129)   $(1,343,886)
                                                                          -----------    -----------
Adjustments to reconcile net loss
  to net cash used in operating activities of continuing operations:
    Loss from discontinued operations                                          11,925      1,196,570
    Stock-based compensation expense                                          143,500         19,000
    Amortization of discount on notes payable                                  43,424
    Changes in assets and liabilities:
        Increase in acounts payable and
         accrued expenses                                                      42,325         43,763
        Increase in payables to related parties                                44,963          6,732
                                                                          -----------    -----------
Total adjustments                                                             286,137      1,266,065
                                                                          -----------    -----------
Net cash used in operating activities of
  continuing operations                                                      (110,992)       (77,821)
                                                                          -----------    -----------


Cash flows from financing activities:
  Increase in bank overdraft                                                                  11,276
  Repayments of loans, related parties                                       (338,898)
  Repayment of note payable                                                  (200,000)
  Proceeds from notes payable and warrants                                    275,000
  Proceeds from notes payable, related parties                                137,300          6,800
  Proceeds from exercise of stock options                                                     50,000
  Proceeds from private placement of common stock                             107,250        189,800
  Advances to related parties                                                  (7,435)        (7,700)
  Payments from related parties                                                   325         28,300
                                                                          -----------    -----------
Net cash (used in) provided by financing activities of
  continuing operations                                                       (26,458)       278,476
                                                                          -----------    -----------
Net cash provided by (used in) discontinued operations                          1,901       (219,565)
                                                                          -----------    -----------

Decrease in cash                                                             (135,549)       (18,910)
Cash, beginning                                                               135,878         18,910
                                                                          -----------    -----------
Cash, ending                                                              $       329    $      --
                                                                          ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                  $    13,234    $   219,626
                                                                          ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:
Note payable issued in exchange for accrued expenses                                     $   186,398
                                                                                         ===========
Common stock issued in coversion of accrued expenses                      $    18,750
                                                                          ===========

           See notes to condensed consolidated financial statements.

INTERACTIVE GAMES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS, BUSINESS ACQUISITION, GOING CONCERN AND MANAGEMENT'S PLANS:

     Interactive Games, Inc. (the "Company"), formerly known as Torpedo Sports USA, Inc. ("Torpedo USA"), through its wholly-owned Canadian subsidiary Torpedo Sports Inc. ("Torpedo") manufactured and distributed outdoor recreational products for children for sale in the United States and Canada through May 6, 2004.

     On May 6, 2004, Torpedo filed for protection under the Bankruptcy and Insolvency Act of Canada (the "Torpedo Bankruptcy") with the intention to liquidate its assets. Torpedo ceased its operating activities in May 2004, and is presented as discontinued operations in the accompanying interim consolidated financial statements (Note 3).

     INTERIM FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included in this quarterly report have been prepared on a basis consistent with the annual consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities and Exchange Commission (SEC) for the year ended July 31, 2004. In the Company's last Annual Report on Form 10-KSB for the fiscal year ended July 31, 2004, the report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

     In the opinion of management, all normal recurring adjustments, as described in the following notes, necessary for a fair presentation of the Company's unaudited condensed consolidated balance sheet as of January 31, 2005, results of operations for the three-month and six-month periods ended January 31, 2005 and 2004, and cash flows for the six-month periods ended January 31, 2005 and 2004 have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. At January 31, 2005, management believes that Torpedo's asset balances approximate their estimated net realizable values.

     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Results for the interim periods are not a basis from which to project results for the full year due to the Torpedo bankruptcy and its planned liquidation, and the Company's subsequent business acquisition, discussed below.

     ACQUISITION OF INTERACTIVE GAMES, INC.:

     On February 1, 2005, Torpedo USA acquired all of the issued and outstanding common stock of Interactive Games, Inc. ("Interactive"), pursuant to a definitive merger agreement (the "Merger Agreement"). Interactive is a development stage Florida Corporation formed in December 2003. Interactive's plan is to deliver to its customers, gaming technology that produces a high return on investment by providing both software and gaming hardware. However, Interactive has minimal assets and no revenue-generating operations. In addition, the report of the Independent Registered Public Accounting Firm on Interactive's July 31, 2004 financial statements includes an explanatory paragraph that describes substantial doubt about Interactive's ability to continue as a going concern. Interactive is engaged in developing and marketing interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets. Located in Fort Lauderdale, Florida, Interactive occupies a 20,000 square foot corporate office and showroom for shipment and storage of its products, both domestically and internationally. Interactive also leases office space in Las Vegas, Nevada. As disclosed in a Form 8-K filed with the SEC on February 7, 2005, the Company intends to file audited financial statements of Interactive and pro forma information in a Form 8-K/A within the prescribed time period.

INTERACTIVE GAMES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS, BUSINESS ACQUISITION, GOING CONCERN AND MANAGEMENT'S PLANS(CONTINUED):

     ACQUISITION OF INTERACTIVE GAMES, INC. (CONTINUED):

     Pursuant to terms of the Merger Agreement, Torpedo USA, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,286 shares of Torpedo USA's common stock to the former Interactive shareholders in order for them to own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. The Company may issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly, Torpedo could issue up to an additional 3,457,453 shares to the former Interactive shareholders. In addition, should Torpedo USA not dispose of all of its assets and liabilities within three months following the acquisition closing date, the Company will be required to issue an additional 500,000 shares to the former Interactive shareholders.

     In conjunction with the Merger Agreement, Torpedo USA changed its name to Interactive Games, Inc. and approved an increase to its authorized common stock ($0.001 par value) from 50,000,000 shares to 100,000,000 shares.

     The acquisition of Interactive by Torpedo USA is to be accounted for as a reverse merger because on a post-merger basis, the former Interactive shareholders hold a majority of the outstanding common stock of Torpedo USA on a voting and diluted basis. As a result, Interactive will be deemed to be the acquirer for accounting purposes. Accordingly, the financial statements to be presented beginning with the period ending April 30, 2005, will be those of Interactive for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of Interactive prior to the acquisition will be retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of Torpedo USA's and Interactive's common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Interactive) will be carried forward after the acquisition.

     GOING CONCERN AND MANAGEMENT'S PLANS:

     The Company incurred a net loss of $177,695 and $397,129 for the three and six months ended January 31, 2005, respectively, and reported a shareholders' deficit of $4,116,111 at January 31, 2005. In addition, Torpedo is in bankruptcy, the Company currently has no business operations, and Interactive has yet to generate any revenues; and therefore, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments (Notes 4, 5 and 8), there is no assurance the Company will be able to raise sufficient funds to operate in the future.

     The Company is in negotiations with VP Sports, Inc. ("VP Sports"), a company affiliated through common control, to sell 100% of its ownership interest in Torpedo to VP Sports. If this occurs, VP Sports would assume the responsibility to liquidate Torpedo and relieve the Company of any further obligations of Torpedo. Presently, there is no assurance the Company will be successful in selling its ownership in Torpedo.

INTERACTIVE GAMES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES:

     LOSS PER SHARE:

     Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution, and is computed based on the average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (5,227,000 at January 31, 2005 and 2,137,000 at January 31, 2004) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     STOCK-BASED COMPENSATION:

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

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

     No employee stock-based compensation was granted during the three and six months ended January 31, 2005 or 2004.

     FOREIGN CURRENCY TRANSACTIONS:

     The financial statements of the Company's foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive loss, included as a separate item in shareholders' deficit. Gains and losses from foreign currency transactions are included in loss from discontinued operations.

     RECENTLY ISSUED ACCOUNTING STANDARD:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R) SHARE-BASED PAYMENT, which addresses the accounting for share-based payment transactions. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123 (R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

INTERACTIVE GAMES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)
--------------------------------------------------------------------------------

3.   DISCONTINUED OPERATIONS:

     Torpedo operations were primarily located in Montreal, Canada. Torpedo transactions are primarily conducted in Canadian dollars (the currency into which Torpedo's historical financial statements has been translated). As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations, and potentially adverse tax consequences.

     In conjunction with the Torpedo Bankruptcy, a trustee was appointed to oversee the Torpedo estate. The Trustee's functions are to recover the maximum value of Torpedo's assets and discharge bankruptcy claims based on priority and pursuant to Canadian bankruptcy laws. The carrying amounts of Torpedo's assets and liabilities subject to compromise at January 31, 2005, are as follows:

      Assets:
                Cash, held in trust [A]                       $   258,347
                                                              ===========

      Liabilities subject to compromise (1):
                Notes payable [B]                             $   688,881
                Related party payables and accruals [C]           766,366
                Accounts payable and accrued expenses             977,052
                                                              -----------
                                                              $ 2,432,299
                                                              ===========

        (1) Liabilities subject to compromise above do not include intercompany payables to Torpedo USA of approximately $2,460,000.

     [A] All remaining property, plant and equipment of Torpedo was sold by the Trustee during the quarter ended October 31, 2004. Proceeds received from the sale of assets as of January 31, 2005 are reported as cash, held in trust.

     [B] Notes payable of Torpedo, which are all in default, consist of the following at January 31, 2005:

     Note payable to bank; interest at the Canadian prime
     rate (2.75% at January 31, 2005); collateralized by a
     first rank on land, building and certain equipment
     (which have been liquidated as of January 31, 2005),
     and second rank on inventories and accounts receivable     $      517,617

     Note payable to former U.S. distributor; issued in
     exchange for accrued expenses; interest at 7%; due on
     demand; unsecured                                                 129,290

INTERACTIVE GAMES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)
--------------------------------------------------------------------------------

3.   DISCONTINUED OPERATIONS (CONTINUED):

     Note payable to an employee of Torpedo; interest at 2%
     per month; unsecured                                               29,866

     Notes payable to bank; interest at the Canadian prime
     rate (2.75% at January 31, 2005) plus .5%;
     collateralized by a first rank on certain machinery and
     equipment (which have been liquidated as of January 31,
     2005), and a second rank on inventories and receivables            12,108
                                                                --------------
                                                                $      688,881
                                                                ==============

     [C] Related party payables and accruals at January 31, 2005 are amounts owed VP Sports and are comprised of management fees of $408,443 and advances and accrued interest payable of $357,923. Management fee expense was $68,889 and $135,094 for the three and six months ended January 31, 2004, respectively, and is included in the loss from discontinued operations. There were no management fees for the three and six months ended January 31, 2005.

     The liabilities of Torpedo exceed the estimated net realizable values of Torpedo's assets and will not be sufficient to pay all obligations of Torpedo. Management is uncertain as to the ultimate disposition of these liabilities, but believes there is no significant exposure to Torpedo USA.

     During the six months ended January 31, 2005 and 2004, Torpedo incurred losses of $11,925 and $1,196,570, respectively ($10,632 and $988,684 during the three months ended January 31, 2005 and 2004, respectively). Torpedo's net loss for the six months ended January 31, 2005, was primarily the result of trustee fees incurred during the period. Torpedo's revenues for the three and six months ended January 31, 2004, by geographic area, are presented in the table below. There were no significant amounts of transfers between geographic areas. Torpedo did not have any revenues during the three and six months ended January 31, 2005.

                                       Three months          Six months
                                           ended                ended
                                     January 31, 2004     January 31, 2004
                                     ----------------     ----------------
           Revenues (a):
                  United States      $        695,171     $      1,596,177
                  Canada                      446,873            1,028,876
                                     ----------------     ----------------
                                     $      1,142,044     $      2,625,053
                                     ================     ================

     (a)Revenues are attributed to countries based on location of customer.

     In August 2004, a related party agreed to purchase Torpedo trademarks, which had no carrying value at January 31, 2005, for CAD $125,000 (approximately U.S.$94,000).

INTERACTIVE GAMES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)
--------------------------------------------------------------------------------

4.   NOTES PAYABLE:

     At January 31, 2005, the Company has the following notes payable outstanding:

     Note payable; unsecured; interest at 10%; originally
     due in February 2005, in default; issued with stock
     purchase warrants (Note 8); principal balance of
     $100,000, net of discount of $3,333 at January 31, 2005    $       96,667

     Note payable; unsecured; interest at 8%; due April
     2005; issued with stock purchase warrants (Note 8);
     principal balance of $75,000, net of discount of $5,443
     at January 31, 2005                                                69,557
                                                                --------------
                                                                $      166,224
                                                                ==============

5.   PAYABLES TO RELATED PARTIES:

     Payables to related parties at January 31, 2005, consist of the following:

     Advances payable to VP Sports and Victoria Precision,
     companies affiliated through common control; interest
     at 9%; unsecured and due on demand [A]                     $      671,780

     Advances payable to companies affiliated through common
     ownership and control by an officer of the Company;
     interest at 8% to 10%; collateralized by substantially
     all assets of the Company; due on demand [B]                      775,902

     Accrued interest on advances and notes payable                    127,025
                                                                --------------
                                                                $    1,574,707
                                                                ==============

INTERACTIVE GAMES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)
--------------------------------------------------------------------------------

5. PAYABLES TO RELATED PARTIES (CONTINUED):

     [A] At July 31, 2004, the Company had unsecured advances payable of $678,890 to VP Sports and Victoria Precision. During the six months ended January 31, 2005, the Company paid $7,435 to VP Sports and received $325 from VP Sports.

     [B] Activity in the advances payable to companies affiliated through common ownership and control by an officer of the Company for the six months ended January 31, 2005 and 2004 is as follows:

                                               2005                2004
                                        ---------------     ----------------
                Balances August 1       $       977,500     $        154,660
                Advances received               137,300                6,800
                Repayments                    (338,898)
                                        ---------------     ----------------

                Balances January 31     $       775,902     $        161,460
                                        ===============     ================

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

     Prior to August 2003, the Company entered into a business consulting and financial advisory agreement with a third party. Compensation under the agreement consisted in part, of a warrant to purchase up to 1,000,000 shares of common stock at $1.25 per share, the market price of the Company's common stock on the date of issuance. This warrant was exercisable through September 2004. In August 2003, the Company reduced the exercise price of warrants to purchase 250,000 shares out of the total one million from $1.25 to $0.20 per share in order to induce exercise. As a result of the repricing, the Company incurred $15,000 of expense, and the Company issued 250,000 shares of its common stock in August 2003 upon the exercise of the warrants at $.20 per share. In September 2004, the Company extended the term of the remaining warrants to purchase 750,000 shares to March 2005 and reduced the exercise price to $0.20 per warrant. As a result of this repricing, the Company incurred $42,000 of stock-based compensation expense for the three months ended October 31, 2004. During the three and six months ended January 31, 2005, the Company also recorded $75,000 and $100,000, respectively, of general and administrative expense for services provided by this consultant. During the six months ended January 31, 2005, the Company paid $25,000 and in January 2005, the Company issued 375,000 shares of common stock valued at $75,000 to the consultant for services performed (based on the market price of the Company's common stock on the date of grant). In connection with the issuance of the shares, the Company and the consultant agreed to cancel the remaining warrants to purchase 750,000 shares of common stock.

INTERACTIVE GAMES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)
--------------------------------------------------------------------------------

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

7.   INCOME TAXES:

     The Company did not recognize any income tax benefit related to U.S. or Canadian operating losses during the three and six months ended January 31, 2005 and 2004, as the Company has recorded a valuation allowance against these income tax benefits due to uncertainty as to realization.

8.   SHAREHOLDERS' DEFICIT:

     COMMON STOCK:

     During the six months ended January 31, 2005, the Company received proceeds of $107,250 from the issuance of 715,000 shares of common stock under a private placement that the Board of Directors approved in July 2004. Under this private placement, the Company may sell up to 3,000,000 shares of common stock at $0.15 per share (plus an overallotment, or 300,000 shares of common stock). As of January 31, 2005, 1,063,334 shares are available for sale under this private placement. Subsequent to January 31, 2005, the Company sold an additional 41,333 shares of common stock for $6,200 to a company affiliated through common ownership and control by an officer of the Company.

     WARRANTS:

     In August 2004, the Company issued warrants to purchase 200,000 shares of the Company's common stock at $0.05 per share in connection with the issuance of $200,000 of notes payable. The warrants are exercisable through August 2007 and were valued at approximately $42,200 utilizing the Black-Scholes option pricing model. The Company reduced the carrying value of the notes by this amount and is amortizing the discount to interest expense over the respective terms of the notes. During the three and six months ended January 31, 2005, amortization of $9,567 and $ 38,867, respectively, was recorded as interest expense.

     In October 2004, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $0.10 per share in connection with the issuance of a $75,000 note payable. The warrants are exercisable through October 2007 and were valued at $10,000 utilizing the Black-Scholes option pricing model. The Company reduced the carrying value of this note by this amount and is amortizing the discount to interest expense over the term of the note. During the three and six months ended January 31, 2005, amortization of $4,557 was recorded as interest expense.

INTERACTIVE GAMES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)
--------------------------------------------------------------------------------

8.   SHAREHOLDERS' DEFICIT (CONTINUED):

     WARRANTS (CONTINUED):

     In August 2004, additional warrants to purchase 100,000 shares of common stock were issued to a consultant as compensation. These warrants were valued at $26,500 utilizing the Black-Scholes option pricing model and are included in stock-based compensation expense for the three and six months ended January 31, 2005.

     The fair value of warrants granted during the six months ended January 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

Torpedo Sports, Inc. ("Torpedo") declared bankruptcy in May 2004, and at January 31, 2005 the Company has no business operations. At January 31, 2005, management believes that Torpedo's assets approximate their net realizable values.

The Company is in negotiations with VP Sports, Inc. (VP Sports), an affiliate, to sell 100% of its ownership interest in Torpedo. If this happens, VP Sports would assume the responsibility to liquidate Torpedo and relieve the Company of any further obligations of Torpedo. Presently, there is no assurance the Company will be successful in selling its ownership in Torpedo.

In October 2004, the Company signed a definitive merger agreement (the "Merger Agreement") to acquire all of the issued and outstanding common stock of Interactive Games, Inc. ("Interactive"), a Florida Corporation. The Merger Agreement closed on February 1, 2005. Interactive is a development stage Florida Corporation formed in December 2003. Interactive's plan is to deliver to its customers, gaming technology that produces a high return on investment by providing both software and gaming hardware. However, Interactive has minimal assets and no revenue-generating operations. In addition, the report of the Independent Registered Public Accounting Firm on Interactive's July 31, 2004 financial statements includes an explanatory paragraph that describes substantial doubt about Interactive's ability to continue as a going concern. Interactive is a developer and licensor of interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets.

Pursuant to terms of the merger agreement, the Company, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,286 shares of common stock to ensure that the former Interactive shareholders owned 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. Also, the Company agreed to issue up to an additional 3,450,799 shares to the former Interactive shareholders based upon certain performance criteria to be determined. In addition, should Torpedo USA not dispose of all of its assets and liabilities within three months following the acquisition closing date, the Company will be required to issue an additional 500,000 shares to the former Interactive shareholders.

In conjunction with the Merger Agreement, the majority shareholders of the Company approved an increase in the authorized shares of common stock (par value $0.001) from 50,000,000 shares to 100,000,000 shares effective February 21, 2005.

(a) Liquidity and Capital Resources

Prior to May 2004, the Company's primary capital requirements were for the purchases of raw materials and finished goods, as well as the costs associated with manufacturing and administrative functions. On May 6, 2004, Torpedo declared bankruptcy in Canada with the intention to liquidate its assets.

During the three and six months ended January 31, 2004, Torpedo operated under a line of credit, which had a maximum limit of CAD$4,500,000 (U.S.$3,438,450 based on the January 31, 2004, exchange rate). Advances under this line of credit were limited to and made at up to 85% of the face value of eligible accounts receivable, as defined, and as accepted by the lender. Additionally, the Company had a seasonal inventory line, which had a maximum limit of CAD$800,000 (U.S.$601,680 based on the January 31, 2004, exchange rate) between the months of June and September, or later if extended. The balance owed on purchased accounts receivable bore interest at 2% per month, and amounts borrowed on inventory bore interest at the Canadian prime rate plus 7.5%. The balance owed on the purchased accounts receivable was paid in full during the year ended July 31, 2004.

At January 31, 2005, Torpedo has notes payable to a bank that bear interest at rates ranging from 3.75% to 4.25%. The outstanding principal balance on these notes payable is CAD$656,250 (U.S.$529,725) at January 31, 2005. These notes are in default and were collateralized by land, building and certain machinery and equipment (Torpedo land, building, and equipment have been liquidated as of January 31, 2005). Torpedo also has an unsecured 7% note payable for CAD$160,171 (U.S.$129,290), payable to its former U.S. distributor. These notes are in default and are included in the liabilities of discontinued operations.

At January 31, 2005, the Company had no business operations and Ineractive has yet to generate any revenues; and therefore, the Company has no ready source of working capital. While management believes the Company can raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

Net cash used in operating activities of continuing operations in the six months ended January 31, 2005 was $110,992, compared to $77,821 for the six months ended January 31, 2004. Cash used in operating activities of continuing operations for the six months ended January 31, 2005, represents the net loss of $397,129, adjusted for loss from discontinued operations ($11,925), stock-based compensation expense ($143,500), amortization of discount of notes payable ($43,424), and increases in accounts payable and accrued expenses ($42,325), and payable to related parties ($44,963).

Net cash used in financing activities of continuing operations in the six months ended January 31, 2005 was $26,458 compared to cash provided by financing activities of $278,476 for the six months ended January 31, 2004. During the six months ended January 31, 2005, the Company received $412,300 ($137,300 of which was from related parties) upon the issuance of notes payable. In addition, the Company received $107,250 from the sale of 715,000 shares of common stock at $0.15 per share. The proceeds were offset by repayment of a note payable ($200,000) and repayments of advances to related parties ($338,898). Subsequent to January 31, 2005, the Company has sold 41,333 shares of common stock at $0.15 per share and received proceeds of $6,200 to a company affiliated through common ownership and control by an officer of the Company.

(b) Results of Operations

OPERATING EXPENSES

Operating expenses for the three and six months ended January 31, 2005, were $113,487 and $261,517, respectively, compared to $42,023 and $126,884 for the three and six months ended January 31, 2004. The 2005 expenses were primarily comprised of consulting expenses of $27,500 and $96,000 and stock-based compensation of $75,000 and $143,500for the three and six months ended January 31, 2005, respectively. The 2004 expenses were primarily comprised of consulting expenses of $15,800 and $31,500 and stock-based compensation of $0 and $19,000, respectively for the three and six months ended January 31, 2004.

OTHER EXPENSES/INCOME

Interest expense increased to $123,687 (of which $80,263 was related party interest expense) for the six months ended January 31, 2005 from $20,432 (of which $7,932 was related party interest expense) for the six months ended January 31, 2004. Interest expense for the three months ended January 31, 2005, increased to $53,576 (of which $43,884 was related party) compared to $16,536 (of which $4,036 was related party) for the three months ended January 31, 2004. The reason for the increases in the current periods was the additional loans from the related parties in the current period, as well as the amortization of the discount on notes payable of $14,124 and $43,424 for the three and six months ended January 31, 2005, respectively.

DISCONTINUED OPERATIONS

Discontinued operations represent the operations of Torpedo, which ceased operating activities in May 2004. The following table represents the loss from discontinued operations for the three and six months ended January 31, 2005 and 2004.

                                         Six months ended             Three months ended
                                            January 31,                   January 31,
                                        2005           2004           2005           2004
                                    -----------    -----------    -----------    -----------
Sales                                              $ 2,625,053                   $ 1,142,044
Cost of sales                                        2,395,149                     1,045,614
                                    -----------    -----------    -----------    -----------

Gross profit                                           229,904                        96,430
Operating expenses                  $   (19,480)    (1,062,695)   $   (11,775)      (762,834)
Other income (expenses)                   7,555       (363,779)         1,143       (322,280)
                                    -----------    -----------    -----------    -----------
Loss from discontinued operations   $   (11,925)   $(1,196,570)   $   (10,632)   $  (988,684)
                                    ===========    ===========    ===========    ===========

RECENTLY ISSUED ACCOUNTING STANDARD:

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

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

Item 6.   Exhibits
          a)   Exhibits

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

                                                   Interactive Games, Inc.
                                                   (Registrant)

Date: March 29, 2005                               By: /s/ Henry Fong
                                                   -----------------------------
                                                   Henry Fong
                                                   Chief Executive Officer

                                                   /s/ Barry S. Hollander
                                                   -----------------------------
                                                   Barry S. Hollander
                                                    Chief Financial Officer