Form 10QSB
period 2005-04-30
TORPEDO SPORTS USA INC
filed 2005-06-20
CIK 1126411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE (XI) SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________

                          Commission File No. 333-48746

                             INTERACTIVE GAMES, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Nevada                                               87-0567853
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (IRS Employer incorporation or
organization)                                                Identification No.)

                            3400 McIntosh Road, F-20
                         Fort Lauderdale, Florida 33316
                        ---------------------------------
               (Address of principal executive offices) (Zip code)

                                 (866) 568-4263
                                 ---------------
               (Registrant's telephone number including area code)

                                    FORMERLY:

                            TORPEDO SPORTS USA, INC.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 15, 2005, there were 46,055,100 shares of the small business issuer's common stock outstanding.

                             INTERACTIVE GAMES, INC.
                                   FORM 10-QSB
                           PERIOD ENDED APRIL 30, 2005


                                      INDEX

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - April 30, 2005 (unaudited)..............3

         Consolidated Statements of Operations (unaudited)
            For the Three and Nine Months Ended April 30, 2005 and for
            the period from December 4, 2003 (Inception) to April 30, 2004 and for the three months ended April 30, 2004.....................4

         Consolidated Statements of Cash Flows (unaudited)
            For the Nine Months Ended April 30, 2005 and for the
            period from December 4, 2003 (Inception) to April 30, 2004........5

         Notes to Consolidated Financial Statements .......................6-10

Item 2.  Management's Discussion and Analysis or Plan of Operations ......10-13

Item 3.  Controls and Procedures ............................................13


PART II

Item 1.  Legal Proceedings ..................................................13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........13

Item 3.  Defaults Upon Senior Securities ....................................13

Item 4.  Submission of Matter to a Vote of Security Holders .................13

Item 5.  Other Information ..................................................14

Item 6.  Exhibits............................................................14

Signatures ..................................................................14

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 30, 2005
                                   (UNAUDITED)



                                     ASSETS

Current assets:
  Cash                                                              $     1,624
  Other current assets                                                    5,375
  Assets of discontinued operations (Note 2)                             13,419
                                                                    -----------
      Total current assets                                               20,418

Property and equipment (net of accumulated depreciation of $1,088)       15,057
                                                                    -----------
      Total assets                                                  $    35,475
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                             $   208,151
  Notes payable (Note 3)                                                 95,000
  Payables to related parties (Note 4)                                1,579,960
  Liabilities of discontinued operations (Note 2)                     2,089,676
                                                                    -----------
      Total current liabilities                                       3,972,787
                                                                    -----------

Commitments and contingencies (Note 5)

Shareholders' deficit (Note 6):
  Preferred stock, par value $.001 per share, 5,000,000 shares
    authorized; none issued and outstanding                                --
  Common stock, par value $.001 per share, 100,000,000 shares
    authorized; 46,055,100 shares issued and outstanding                 46,055
  Additional paid-in capital                                         (3,085,598)
  Stock subscription and related party receivable                        (4,856)
  Accumulated deficit                                                  (567,340)
  Deferred consulting fees                                             (162,983)
  Accumulated other comprehensive loss                                 (162,590)
                                                                    -----------
      Total shareholders' deficit                                    (3,937,312)
                                                                    -----------
      Total liabilities and shareholders' deficit                   $    35,475
                                                                    ===========


                 See notes to consolidated financial statements.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                              For the
                                                                                                            Period from
                                                                      For the              For the Nine   December 4, 2003
                                                                 Three Months Ended        Months Ended   (Inception) to
                                                                      April 30,              April 30,       April 30,
                                                            ------------------------------------------------------------
                                                                2005            2004            2005            2004
                                                            ------------    ------------    ------------    ------------
NET REVENUES                                                $       --      $       --      $       --      $       --

COST OF SALES                                                       --              --              --              --
                                                            ------------    ------------    ------------    ------------
GROSS PROFIT                                                        --              --              --              --
                                                            ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
   Stock-based compensation                                       95,312          77,604         296,912          82,774
   Consulting                                                      7,292           9,408          32,292           9,408
   Professional fees                                               7,590           7,500          16,340           7,500
   General and Administrative                                     29,731          25,550          84,080          26,675
                                                            ------------    ------------    ------------    ------------
        Total Operating Expenses                                 139,925         120,062         429,624         126,357
                                                            ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                            (139,925)       (120,062)       (429,624)       (126,357)

OTHER INCOME (EXPENSES):
    Settlement Income                                            217,800            --           217,800            --
    Interest Expense                                             (43,365)           (590)        (45,456)           (590)
                                                            ------------    ------------    ------------    ------------

        Total Other Income (Expense)                             174,435            (590)        172,344            (590)
                                                            ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                      34,510        (120,652)       (257,280)       (126,947)

DISCONTINUED OPERATIONS:
   Loss from Discontinued Operations                             (36,055)           --           (36,055)           --
                                                            ------------    ------------    ------------    ------------
NET LOSS                                                          (1,545)       (120,652)       (293,335)       (126,947)

OTHER COMPREHENSIVE LOSS:
   Unrealized foreign currency translation                      (162,590)           --          (162,590)           --
                                                            ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS                                          $   (164,135)   $   (120,652)   $   (455,925)   $   (126,947)
                                                            ============    ============    ============    ============
LOSS PER COMMON SHARE- BASIC AND DILUTED
   Loss from continuing operations                          $       0.00    $      (0.00)   $      (0.01)   $      (0.00)
   Loss from discontinued operations                               (0.00)           --             (0.00)           --
                                                            ------------    ------------    ------------    ------------
   Net loss per common share                                $      (0.00)   $      (0.00)   $      (0.01)   $      (0.00)
                                                            ============    ============    ============    ============

   Weighted Common Shares Outstanding - Basic and Diluted     45,831,200      27,037,282      33,186,762      27,037,282
                                                            ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For the
                                                                                        Period from
                                                                         For the Nine  December 4, 2003
                                                                         Months Ended   (Inception) to
                                                                           April 30,      April 30,
                                                                          -----------    -----------
                                                                              2005           2004
                                                                          -----------    -----------
Cash flows from operating activities of continuing operations:
Net loss                                                                  $  (257,280)   $  (126,947)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation expense                                                        1,017           --
    Stock-based compensation expense                                          296,912         82,774
    Settlement income                                                        (217,800)          --
  Changes in assets and liabilities:
    Other current assets                                                       29,457        (53,332)
    Accounts payable and accrued expenses                                      (4,480)          --
                                                                          -----------    -----------
  Net cash used in continuing operating activities                           (152,174)       (97,505)
                                                                          -----------    -----------
Loss from discontinued operations                                             (36,055)          --
Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued activities:
        Net decrease in assets of discontinued operations                     244,928           --
        Net decrease in liabilities of discontinued operations               (342,639)          --
                                                                          -----------    -----------
  Net cash used in discontinued operations                                   (133,766)          --
                                                                          -----------    -----------
Net cash used in operating activities                                        (285,940)       (97,505)
                                                                          -----------    -----------
Cash flows from investing activities:
    Acquisition of property and equipmernt                                    (14,735)        (1,409)
    Cash received in recapitalization                                             329           --
                                                                          -----------    -----------
Net cash used in investing activities                                         (14,406)        (1,409)
                                                                          -----------    -----------
Cash flows from financing activities:
  Repayment of notes payable                                                  (71,224)
  Proceeds from advances and loans from related parties                       164,053         59,590
  Proceeds from private placement of common stock                               6,200         42,500
                                                                          -----------    -----------
Net cash provided by financing activities                                      99,029        102,090
                                                                          -----------    -----------

Effect of exchange rate on cash                                               195,269           --
                                                                          -----------    -----------
Net increase (decrease) in cash                                                (6,048)         3,176

Cash, beginning of period                                                       7,672           --
                                                                          -----------    -----------
Cash, end of period                                                       $     1,624    $     3,176
                                                                          ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                  $      --      $      --
                                                                          ===========    ===========
Supplemental disclosure of non-cash investing and financing activities:
    Common stock issued for deferred compensation                         $    99,999    $   475,000
                                                                          ===========    ===========


                 See notes to consolidated financial statements.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Interactive Games, Inc. (the "Company"), formerly known as Torpedo Sports USA, Inc. ("Torpedo USA"), through its wholly-owned Canadian subsidiary Torpedo Sports Inc. ("Torpedo") manufactured and distributed outdoor recreational products for children for sale in the United States and Canada through May 6, 2004.

On May 6, 2004, Torpedo filed for protection under the Bankruptcy and Insolvency Act of Canada (the "Torpedo Bankruptcy") with the intention to liquidate its assets. Torpedo ceased its operating activities in May 2004, and is presented as discontinued operations in the accompanying interim consolidated financial statements (Note 2).

On February 1, 2005, Torpedo USA acquired all of the issued and outstanding common stock of Interactive Games, Inc. ("Interactive"), pursuant to a definitive merger agreement (the "Merger Agreement"). Interactive is a development stage Florida Corporation formed in December 2003. Interactive's plan is to deliver to its customers, gaming technology that produces a high return on investment by providing both software and gaming hardware. However, Interactive has minimal assets and no revenue-generating operations. In addition, the report of the Independent Registered Public Accounting Firm on Interactive's July 31, 2004 financial statements includes an explanatory paragraph that describes substantial doubt about Interactive's ability to continue as a going concern. Interactive is engaged in developing and marketing interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets. Interactive has access to a 20,000 square foot corporate office and showroom for shipment and storage of its products, both domestically and internationally in Fort Lauderdale, Florida. Interactive also leases office space in West Palm Beach, Florida and Las Vegas, Nevada.

Pursuant to terms of the Merger Agreement, Torpedo USA, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,282 shares of Torpedo USA's common stock to the former Interactive shareholders in order for them to own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. The Company may issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly, Torpedo could issue up to an additional 3,457,453 shares to the former Interactive shareholders. In connection with the Merger Agreement, the former Interactive shareholders agreed to use their best efforts post-closing to cause Torpedo USA to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of Torpedo USA's liabilities. Such pay-off or disposal has not occurred to date. Finally, should Torpedo USA not dispose of all of its assets and liabilities within three months following the acquisition closing date, the Company will be required to issue an additional 500,000 shares to the former Interactive shareholders.

In conjunction with the Merger Agreement, Torpedo USA changed its name to Interactive Games, Inc. and approved an increase in its authorized common stock ($0.001 par value) from 50,000,000 shares to 100,000,000 shares.

The acquisition of Interactive by Torpedo USA was accounted for as a reverse merger because on a post-merger basis, the former Interactive shareholders hold a majority of the outstanding common stock of Torpedo USA on a voting and fully diluted basis. As a result, Interactive was deemed to be the acquirer for accounting purposes. Accordingly, the financial statements presented, beginning with the period ending April 30, 2005, are those of Interactive for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of Interactive prior to the acquisition have been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of Torpedo USA's and Interactive's common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Interactive) are carried forward after the acquisition.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended July 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Torpedo Sports USA, Inc. as filed with the Securities and Exchange Commission (the "Commission") and the financial statements for the year ended July 31, 2004 and notes thereto contained in the Report on Form 8-K/A of Interactive Games, Inc. as filed with the Commission. The results of operations for the nine months ended April 30, 2005 are not necessarily indicative of the results for the full fiscal year ending July 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN AND MANAGEMENT'S PLANS

The Company incurred a net loss of $1,545 and $293,335 for the three and nine months ended April 30, 2005, respectively, used cash in operations of $285,940 for the nine months ended April 30, 2005, and reported a shareholders' deficit of $3,937,312 at April 30, 2005. In addition, Torpedo is in bankruptcy, and the Company has yet to generate any revenues; and therefore, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. No employee stock-based compensation was granted during the nine months ended April 30, 2005 or 2004.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At April 30, 2005, there were options and warrants to purchase 5,927,000 shares of common stock, which could potentially dilute future earnings per share.

FOREIGN CURRENCY TRANSACTIONS

The financial statements of the Company's discontinued foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive loss, included as a separate item in shareholders' deficit. Gains and losses from foreign currency transactions are included in loss from discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting in Certain Investments in Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.


NOTE 2 - DISCONTINUED OPERATIONS

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

In conjunction with the Torpedo Bankruptcy, a trustee was appointed to oversee the Torpedo estate. The Trustee's functions are to recover the maximum value of Torpedo's assets and discharge bankruptcy claims based on priority and pursuant to Canadian bankruptcy laws. The carrying amounts of Torpedo's assets and liabilities subject to compromise at April 30, 2005, are as follows:

      Assets:
                Cash, held in trust                           $    13,419
                                                              ===========
      Liabilities subject to compromise (1):
                Notes payable [A]                             $   373,607
                Related party payables and accruals [B]           754,337
                Accounts payable and accrued expenses             961,732
                                                              -----------
                                                              $ 2,089,676
                                                              ===========

        (1) Liabilities subject to compromise above do not include intercompany payables to Torpedo USA of approximately $2,421,000.

     [A] Notes payable of Torpedo, which are all in default, consist of the following at April 30, 2005:

     Note payable to bank; interest at the Canadian prime rate
     (2.75% at April 30, 2005); collateralized by a first rank
     on land, building and certain equipment (which have been
     liquidated as of April 30, 2005), and second rank on
     inventories and accounts receivable                        $      216,948

     Note payable to former U.S. distributor; issued in
     exchange for accrued expenses; interest at 7%; due on
     demand; unsecured                                                 127,261

     Note payable to an employee of Torpedo; interest at 2%
     per month; unsecured                                               29,398

                                                                --------------
                                                                $      373,607
                                                                ==============

     [B] Related party payables and accruals at April 30, 2005 are amounts owed VP Sports and are comprised of management fees and accrued interest payable.

The liabilities of Torpedo exceed the estimated net realizable values of Torpedo's assets and will not be sufficient to pay all obligations of Torpedo. Management is uncertain as to the ultimate disposition of these liabilities, but believes there is no significant exposure to Torpedo USA.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (UNAUDITED)


NOTE 3 - NOTES PAYABLE:

At April 30, 2005, the Company has the following notes payable outstanding:

     Note payable; unsecured; interest at 10%; originally due in February 2005, in default; issued with stock
     purchase warrants                                          $       20,000

     Note payable; unsecured; interest at 8%; due April
     2005; issued with stock purchase warrants, in default              75,000
                                                                --------------
                                                                $       95,000
                                                                ==============

NOTE 4 - PAYABLES TO RELATED PARTIES

Payables to related parties at April 30, 2005, consist of the following:

     Advances payable to VP Sports and Victoria Precision,
     companies affiliated through common control; interest
     at 9%; unsecured and due on demand                         $      668,480

     Advances payable to companies affiliated through common
     ownership and control by an officer of the Company;
     interest at 8% to 10%; collateralized by substantially
     all assets of the Company; due on demand                          678,603

     Advances payable to shareholder; interest at 6%;
     unsecured and due on demand                                        76,450

     Accrued interest on advances and notes payable                    156,427
                                                                --------------
                                                                $    1,579,960
                                                                ==============

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

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

NOTE 6 - SHAREHOLDERS' DEFICIT

COMMON STOCK

On February 1, 2005, pursuant to a Merger Agreement, the Company issued 27,037,282 common shares to the former Interactive shareholders (See note 1).

On February 23, 2005, the Company received proceeds of $6,200 from the sale of 41,333 shares of common stock under a private placement to a company affiliated through common ownership and control by an officer of the Company.

STOCK OPTIONS AND WARRANTS

Stock options and warrant activity for the nine months ended April 30, 2005 is summarized as follows:

                                             Number of       Weighted average
                                              shares         exercise price
                                             ---------       ----------------
          Outstanding at August 1, 2004      5,977,000                   0.18
              Granted                                -                   0.00
              Exercised                       (375,000)                 (0.20)
              Forfeited                       (375,000)                 (0.20)
                                             ---------       ----------------
          Outstanding at April 30, 2005      5,227,000       $           0.18
                                             =========       ================

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (UNAUDITED)


NOTE 6 - SHAREHOLDERS' DEFICIT (continued)

The following table summarizes the Company's stock options and warrants outstanding at April 30, 2005:

                          Options outstanding and exercisable
                        ---------------------------------------
                                         Weighted     Weighted
                                         average       average
          Range of                      remaining     exercise
       exercise price      Number         life          price
      ----------------    ---------     ---------     ---------
        $       0.26        827,000        2.12         0.26
        $       0.20      2,750,000        2.31         0.20
        $       0.15        300,000        2.65         0.15
        $       0.10      1,050,000        2.75         0.10
        $       0.05        300,000        3.25         0.05
                          ---------
                          5,227,000
                          =========

NOTE 7 - SETTLEMENT INCOME

On April 27, 2005, the Company entered into a settlement agreement with Inhibetex Therapeutics, Inc., whereby the Company accepted a sum of $250,000 as full and final payment for relinquishing our rights to a Cooperative Research and Development Agreement and discharged Inhibetex from any and all liabilities to the Company. The amount due from this settlement has been applied to amounts owed by the Company to Inhibetex of $217,800 and Inhibetex agreed to waive any and all interest due or other fees associated with this payment. The balance due of $32,200 shall be paid by Inhibetex on such dates and in amounts determined by Inhibetex at its sole discretion but no later than September 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Torpedo Sports USA, Inc. for the year ended July 31, 2004 and notes thereto contained in our Report on Form 10-KSB of Torpedo Sports USA, Inc. as filed with the Securities and Exchange Commission and the financials statements of Interactive Games, Inc, as filed on Form 8-K as filed with the Securities and Exchange Commission.

         This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. The outcome of these risks and uncertainties are beyond the control of the Company and its management.

         The report of the independent registered public accounting firm on the Company's consolidated financial statements as of July 31, 2004, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

         Torpedo Sports, Inc. ("Torpedo") declared bankruptcy in May 2004, and at January 31, 2005 the Company has no business operations. At April 30, 2005, management believes that Torpedo's assets approximate their net realizable values.

         The Company is in negotiations with VP Sports, Inc. (VP Sports), an affiliate, to sell 100% of its ownership interest in Torpedo. If this happens, VP Sports would assume the responsibility to liquidate Torpedo and relieve the Company of any further obligations of Torpedo. Presently, there is no assurance the Company will be successful in selling its ownership in Torpedo.

         On February 1, 2005, Torpedo USA acquired all of the issued and outstanding common stock of Interactive Games, Inc. ("Interactive"), pursuant to a definitive merger agreement (the "Merger Agreement"). Interactive was formed in December 2003. Interactive's plan is to deliver to its customers, gaming technology that produces a high return on investment by providing both software and gaming hardware. However, Interactive has minimal assets and no revenue-generating operations. In addition, the report of the Independent Registered Public Accounting Firm on Interactive's July 31, 2004 financial statements includes an explanatory paragraph that describes substantial doubt about Interactive's ability to continue as a going concern. Interactive is engaged in developing and marketing interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets. We have access to a 20,000 square foot corporate office and showroom for shipment and storage of our products, both domestically and internationally, in Fort Laudersale, Florida. Interactive also occupies office space in West Palm Beach, Florida and Las Vegas, Nevada.

         Pursuant to terms of the Merger Agreement, Torpedo USA, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,282 shares of Torpedo USA's common stock to the former Interactive shareholders in order for them to own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. The Company may issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly, Torpedo could issue up to an additional 3,457,453 shares to the former Interactive shareholders. In addition, the former Interactive security holders own warrants to purchase a sufficient number of shares of common stock of the Company, at a price of $.01 per share, to enable them to maintain their ownership of 51% of the outstanding common stock of the Company on the closing date. Finally, should Torpedo USA not dispose of all of its assets and liabilities within three months following the acquisition closing date, the Company will be required to issue an additional 500,000 shares to the former Interactive shareholders.

         In conjunction with the Merger Agreement, Torpedo USA changed its name to Interactive Games, Inc. and approved an increase in its authorized common stock ($0.001 par value) from 50,000,000 shares to 100,000,000 shares.

The acquisition of Interactive by Torpedo USA was accounted for as a reverse merger because on a post-merger basis, the former Interactive shareholders hold a majority of the outstanding common stock of Torpedo USA on a voting and fully diluted basis. As a result, Interactive was deemed to be the acquirer for accounting purposes. Accordingly, the financial statements presented, beginning with the period ending April 30, 2005, are those of Interactive for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of Interactive prior to the acquisition will be retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of Torpedo USA's and Interactive's common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Interactive) will be carried forward after the acquisition.

Results of Operations

Nine months ended April 30, 2005 compared to the period from December 4, 2003 (Inception) to April 30, 2004

Revenues

For the periods presented, the Company did not have any revenues

Operating Expenses

For the nine months ended April 30, 2005, we recorded stock-based compensation expense of $296,912 as compared to $82,774 for the period from December 4, 2003 (inception) to April 30, 2004, an increase of $214,138 or 258%. The increase was attributable to the recording of stock-based compensation in connection with the issuance of common stock to officers and consultants and the amortization of deferred compensation. At April 30, 2005, we had $162,983 of deferred compensation remaining that will be amortized into expense in future periods.

For the nine months ended April 30, 2005, we recorded consulting expense of $32,292 as compared to $9,408 for the period from December 4, 2003 (inception) to April 30, 2004, an increase of $22,884 or 243%. The increase was attributable to the amortization of prepaid expenses related to a consulting contract entered into in the 2004 period for promotion services.

For the nine months ended April 30, 2005, we recorded professional fees of $16,340 as compared to $7,500 for the period from December 4, 2003 (inception) to April 30, 2004, an increase of $8,840 or 117% related to our recent merger.

For the nine months ended April 30, 2005, we incurred general and administrative expenses of $84,080 as compared to $26,675 for the period from December 4, 2003 (inception) to April 30, 2004, an increase of $57,405 or 215%. The increase was attributable to an increase in marketing expenses of approximately $21,000 attributable to our participation in trade shows, increased expenses attributable to the operation of Torpedo of approximately $25,000 as well as an increase in over all operations.

Settlement income

On April 27, 2005, we entered into a settlement agreement with Inhibetex Therapeutics, Inc., whereby we accepted a sum of $250,000 as full and final payment for relinquishing our rights to a Cooperative Research and Development Agreement and discharged Inhibetex from any and all liabilities to us. The amount due from this settlement has been applied to amounts owed by us to Inhibetex of $217,800 and Inhibetex agreed to waive any and all interest due or other fees associated with this payment. The balance due of $32,200 shall be paid by Inhibetex on such dates and in amounts determined by Inhibetex at its sole discretion but no later than September 30, 2005.

Interest expense

Interest expense was $45,456 for the nine months ended April 30, 2005 as compared to interest expense of $590 for the period from December 4, 2003 (inception) to April 30, 2004. The increase is attributable to increased debt assumed in connection with the merger.

Loss from discontinued operations

For the nine months ended April 30, 2005, we recorded a loss from discontinued operations of $36,055 associated with the operations of Torpedo Sports, Inc.

We reported a net loss of $293,335 or $.01 per commons hare for the nine months ended April 30, 2005 as compared to a net loss of $126,947 or $0.00 per common share for the period from December 4, 2003 (inception) to April 30, 2004. For the nine months ended April 30, 2005, we reported other comprehensive loss of $162,590 which represents an unrealized loss on foreign currency translations. We did not have a comparable loss in the 2004 period. As a result of the foregoing, our comprehensive loss for the nine months ended April 30, 2005 was $455,925 as compared to a comprehensive loss of $126,947 for the 2004 period.


Liquidity and Capital Resources

At April 30, 2005, Torpedo has notes payable to a bank that bear interest at rates ranging from 3.75% to 4.25%. The outstanding principal balance on these notes payable is $216,948 at April 30, 2005. These notes are in default. Torpedo also has an unsecured 7% note payable for $127,261, payable to its former U.S. distributor. These notes are in default and are included in the liabilities of discontinued operations.

At April 30, 2005, the Company has yet to generate any revenues; and therefore, the Company has no ready source of working capital. While management believes the Company can raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

Net cash used in operating activities for the nine months ended April 30, 2005 was $152,174, compared to $97,505 for the period from December 4, 2003 (inception) to April 30, 2005. Cash used in operating activities for the nine months ended April 30, 2005, represents the net loss of $257,280 from continuing operations, a net loss of $36,055 from discontinued operations, settlement income of $217,800, a decrease in accounts payable and accrued expenses of $4,480 and a net decrease in net liabilities from discontinued operations of $97,711 offset be depreciation expense of $1,017, stock-based compensation expense $296,912 and a decrease in other current assets of $29,457.

Net cash used in investing activities for the nine months ended April 30, 2005 was $14,406 compared to cash used in investing activities of $1,409 for the period from December 4, 2003 (inception) to April 30, 2004 and was substantially attributable to acquisitions of property and equipment.

Net cash provided by financing activities for the nine months ended April 30, 2005 was $99,029 compared to cash provided by financing activities of $102,090 for the period from December 4, 2003 (inception) to April 30, 2004. During the nine months ended April 30, 2005, we received $164,053 from related party advances and loans and proceeds of $6,200 from the sale of common stock offset by the repayment of notes payable of $(71,224). For the period from December 4, 2003 (inception) to April 30, 2004, we received proceeds from related party advances and loans of $59,590 and proceeds from the sale of common stock of $42,500.

Critical Accounting Policies

         Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Interactive Games, Inc. include the following:

         Accounting for Stock Based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

         Fair Value Of Financial Instruments - The carrying amounts reported in the balance sheet for cash, marketable securities, receivables, inventory and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based
Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Acting Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                                    Part II.

Item 1. Legal proceedings

         Due to Torpedo's inability to meet its obligations timely, certain creditors have initiated legal action against Torpedo, some of which have received judgments for payment.

         We are involved in other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate or consolidated results of operations, financial position or cash flows of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On February 23, 2005, we received proceeds of $6,200 from the sale of 41,333 shares of common stock under a private placement to a company affiliated through common ownership and control by an officer of the Company.


Item 3.   Defaults upon Senior Securities

                  None

Item 4.   Submission of matters to a vote of security holders

                  None

Item 5.   Other information

                  None

Item 6.   Exhibits

         31.1 Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer *
         31.2 Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer *
         32.1     Certification of Chief Executive Officer Certification under
                  Section 906 *
         32.2 Certification of Principal Financial and Accounting Officer Certification under Section 906 *

              * Filed herein






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Interactive Games, Inc.
                              (Registrant)

Date: June 20, 2005          By: /s/ Henry Fong
                                 ----------------------------
                                 Henry Fong
                                 Chief Executive Officer

                                 /s/ Adam Wasserman
                                 ----------------------------
                                 Adam Wasserman
                                 Chief Financial Officer