Form 10KSB
period 2005-07-31
TORPEDO SPORTS USA INC
filed 2005-12-15
CIK 1126411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2005

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                   For the transition period from to ________

                        Commission file number 333-48746

                             Interactive Games, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                                87-0567853
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    319 Clematis Street, Suite 803
    West Palm Beach, Florida                                        33401
 ---------------------------------------------                --------------
 (Address of principal executive offices)                        (Zip Code)

                     Issuer's telephone number 561-651-1350

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

       None                                         not applicable
------------------------             ---------------------------------------
Title of each class)

         Securities registered under Section 12(g) of the Exchange Act:

                                      none
                                      ----
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year. $ 76,920 for the fiscal year ended July 31, 2005.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on November 30, 2005 ($0.21 per share) is approximately $4,752,000

     November 30, 2005 46,055,100 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

     Transitional Small Business Disclosure Form (check one): Yes    No    X
                                                               -----     -----

       CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to our ability to raise capital, obtain and retain customers, to provide our products and services at competitive rates, execute our business strategy in a very competitive environment, our degree of financial leverage, risks associated with our acquiring and integrating companies into our own, risks related to market acceptance and demand for our services, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item
1. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

When used in this annual report, the terms the "Company," "we", "our", and "us" refers to Interactive Games, Inc., a Nevada corporation, and our subsidiaries Torpedo Sports USA, Inc., a Delaware corporation ("Torpedo USA"), Torpedo Sports, Inc., a Canadian corporation ("Torpedo Canada"), JamDirect, Inc., a Florida corporation ("JamDirect") and Interactive Games, Inc., a Florida corporation ("Interactive"). The information which appears on our web sites at www.interactivegamesinc.com or www.jamdirect.com is not part of this annual report.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

We develop, license and market specialty slot machine and mobile entertainment software. Our Interactive Games product line seeks to provide a unique game experience by combining advanced technology with engaging content, celebrity licensing, vivid graphics and rich sound. Our primary focus is to build a strong base of clients for our gaming and other applications, provide value added consulting services and continue the development of our gaming and mobile entertainment products. Our products include licensed slot machine tiles and gaming software, mobile games and wireless entertainment products with vertical markets and services for event tickets, music, ring tones and real tones from popular artists. Our products are developed and marketed internationally by leaders in the regulated gaming and wireless industry. Our target markets include Class III specialty licensing and mobile gaming applications.

Gaming software

Our business model provides that we will seek to introduce the Class II casino specialty machines and wireless gaming applications. Class III casino specialty machines are a segment that we believe provides a very large opportunity. We intend to design all of our products to target similar market segments, and by achieving a relationship and installed base with one product, we believe that this will allow for different products from our line to be sold to the same customer. By developing innovative products that target similar market segments, we believe that we will build brand recognition and customer loyalty. Slot machines are the engines that power the modern casino, accounting for up to 80% of a gambling resort's gaming revenues. Tom Baker, president of International Game Technology, was quoted as saying that the themed slot machines are all part of bringing the best entertainment to gamblers. From a marketing standpoint, gone is the emphasis on traditional reel slots with game formats that vary in appearance but are standard in substance. The popular trend now is video display terminals, games within games, multiple-coin spin formats, and most predominant of all, licensing agreements with game manufacturers, celebrities and television shows. Current trends make it clear that today's player is looking for an interactive and entertaining slot experience that offers brand appeal and familiarity. Further, multi-line play opportunities, and secondary bonus games are equally important. We believe that our Ed McMahon's Million Dollar Madness software described below will tap into all these current trends.

As part of our targeted marketing strategy, we have signed an exclusive agreement with BestBet Media Group, Inc. to add Ed McMahon's image, voice and likeness and unique stature which will embody Mr. McMahon's persona within the new Interactive Games' "Ed McMahon's Million Dollar Madness" slot machine. Our specialty game software is based on a methodology of imbedding very large "Life Altering" jackpot awards into a "stand-alone" machine. We believe that this approach is designed to maximize the player's entertainment value while eliminating the casino's exposure. Players will interact with Mr. McMahon, who is still identified as the face behind the Publishers Clearing House Sweepstakes. In addition, Mr. McMahon will provide promotional support in the form of video and photo sessions, recordings, and appearances. BestBet Media Group, Inc. will also provide support to help place the machines in multiple gaming locations.

Under the terms of the agreement entered into in March 2004 our subsidiary, Interactive, we have the right to develop up to two additional games at dates as may be mutually agreed to by the parties. BestBet Media developed the software for us and we own all intellectual property rights associated therewith. Interactive paid BestBet Media $50,000 and issued it 250,000 shares of its common stock with registration rights as fixed compensation under the agreement. BestBet Media is entitled to additional compensation of $500 per year for each of the initial game installed by Interactive. The term of the agreement is for five years from the end of the development period, subject to an automatic renewal of an additional five years. The software for this project has been completed and is presently undergoing the necessary licensing approvals. We anticipate that we will enter into an agreement for the distribution of this software product on a royalty basis during fiscal 2006.

We believe that the marketing and branding opportunities of Mr. McMahon's celebrity status along with our business methodology are a powerful combination that may allow us to enter the Class III marketplace quickly and with a clear point of difference.

Wireless Entertainment Products

We have licensed the rights to mobile cell phone and wireless applications. Our partnership with 9 Squared Inc. provides us with licensing rights to worldwide distribution through most major wireless carriers of ringtones, wallpapers and wireless multimedia content of over 10,000 popular music artists and celebrities. We allow for download of all mobile games and ringtones via our web site at www.Jamdirect.com. Our application portfolio includes single- and multi-player games, ring tones, images and other entertainment content. Sales of the applications are tied, in part, to the commercial introduction of new mobile phone models. Many new mobile phone models are released in the fourth quarter to coincide with the holiday shopping season. Since some customers may download our applications soon after they purchase new mobile phones, we may experience some seasonal fluctuations based on this key holiday selling period.

Our delivery system distributes today's most popular content through the combined use of wireless technology's most innovative platforms, including.

     o SMS - Delivery of ring tones, operator logos, group graphics, message based games,

     o MMS - Delivery of multi media messages (graphics and sounds bundled within message),

     o WAP - WAP enabled user interfaces that allow customers to download mobile applications,

     o GPRS - Use of GPRS networks to connect and facilitate downloading and WAP protocols, and

     o    J2ME - Delivery of games to java enabled phones.

The fees for wireless games generally range from $4.99 to $1.99 for a one time purchase and from $5.00 to $10.00 for a monthly subscription. The fees for ring tones generally range from $0.99 for a single ring tone to $9.99 for a collection of ring tones. We operate a mobile content delivery system capable of content delivery to more than 220 phone models, across 255 carrier networks in 60 countries worldwide. We are supported by service providers such as Sprint PCS, AT&T, Cingular, T-Mobile and top handset manufacturers including Samsung, Nokia, Sony Ericsson, Motorola, LG, Sanyo, Hitachi, and AT&T.

Although we intend to continue distributing our applications primarily through wireless carriers, we are also developing alternative means of marketing and selling our applications directly to wireless subscribers, including marketing our applications through Internet portal sites, including the Yahoo! and Jamba! sites, and our own website, through mobile phone manufacturers and retail stores. For instance, we recently partnered with Radio Shack to make our applications available to Radio Shack customers who subscribe to wireless carrier services using our proprietary JAMDAT Games-to-Go distribution system. When using these alternative channels to distribute our wireless applications, the wireless carrier generally provides the billing and collection service and continues to retain a percentage of the purchase price for those services. In addition, the third-party provider, such as a retailer or Internet portal, also generally retains a percentage of the purchase price of sales taking place through these alternative sales and marketing channels. As a result, we typically will earn less from sales through these third-party providers than we would from sales directly through wireless carriers.

We are also seeking to expand our revenue base by developing propriety software applications which we can market in addition to the licensed products we currently market. We will seek to develop original products both internally, using our in-house development staff, and externally, using third party software developers working under contract with our company. Management of our internal staff will monitor the work of both inside and third party development teams through design review, progress evaluation, milestone review and quality assurance.

Product and software development

BestBet Media provided the software development services to us on a contract basis in connection with our Ed McMahon's Million Dollar Madness software. In addition, we also maintain an in-house staff of individuals who are engaged in software development.

Marketing and Sales

Our marketing activities will vary depending upon whether a wireless or mobile game title is based upon a licensed or an original property. A licensed property has pre-existing brand popularity and thus often requires less initial effort by us to promote. Our marketing efforts for titles based upon original properties will begin in advance of a title's release and focus on building positive awareness of our game concepts with consumers and retailers alike. We will conduct consumer and retail research which provide our company with feedback to position a title prior to its release. Our public relations promotional activities for original titles in fiscal 2005 included coverage in broadcast, print and online media targeting enthusiast, lifestyle and major mainstream outlets. Additionally, we continue to increase our corporate public relations efforts by establishing relationships with leading technology, retail outlets and strategic business alliances.

Our sales and marketing organization works closely with third party gaming software developers like BestBet Media and wireless carriers around the world to create merchandising and marketing opportunities for our applications. Through ongoing communications with gaming manufacturers, carrier sales and marketing organizations, we match our application portfolio with the strategic needs of the carrier and the preferences of their subscribers. Our sales and marketing organization, working closely with our development staff, also identifies and evaluates distribution opportunities for applications owned by third parties, including developers and other publishers. We provide these distribution services to third parties based upon our evaluation of the marketability of their applications. In 2005, these third party distribution services accounted for less than 1% of our revenues.

Our sales and marketing organization is also responsible for managing our own marketing efforts. We market our applications using advertising, industry trade shows and other events, sponsorships, public relations and our website network. We intend to continue to build our direct marketing capabilities and further develop our sales and marketing organization by hiring additional sales and marketing personnel and increasing our marketing expenditures.

Our marketing strategy is also focused on establishing an identity within the proprietary Class III specialty slot machine celebrity licenses, and wireless applications for both the regulated gaming and wireless industry. We will focus on capitalizing the relationships and industry contacts we have established in the past. We will work with licensed distributors and wireless carriers leveraging relationships in various jurisdictions for product placement.

Competition

The markets for our products are highly competitive. We will be competing with a number of developers, manufacturers and distributors of products similar to those that we license and market. The majority of these competitors are larger and have greater access to capital resources than we do. Our future performance may be affected by numerous factors, including the continued popularity of our products as well as the ability of our technology partners to develop and introduce new products that gain market acceptance and satisfy consumer preferences.

The current competitive environment is placing increasing demands on equipment makers, requiring a strong pipeline of new games and the ability to secure rights to popular brand names and other entertainment-oriented content suitable for adaptation for casino and pay-for-play games. Future growth opportunities in the gaming equipment industry will result not only from a strong pipeline of well-defined branded games, but also from new product developments and technological advancements.

Our major competitors include International Game Technology, Alliance Gaming, Aristocrat, Atro, JamDat Mobile, Sigma Game, Shuffle Master, Inc., Multi-Media Games and THQ Wireless.

We believe that we will be able to compete favorably in the principal competitive factors in our market, which will consist of the following:

     o We will seek to build broad and deep distribution channels and third party content providers with strong carrier relationships;

     o We will seek to build of a diverse portfolio of high-quality applications; and

     o We will seek to establish technical capability and management experience and expertise.

However, as we only recently exited development stage, have limited revenues and limited working capital, there are no assurances whatsoever that we will ever be able to effectively compete in our target market. Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. As a result, these companies may be able to adapt more quickly to changes in customer preferences and may be able to devote greater resources to the promotion and sale of their competing products.

Government Regulation

A portion of our business involves the licensing of software used to conduct games for pay, or gambling. We do not, however, manufacture or own any gaming hardware, operate any casinos or otherwise directly engage in this business. The regulation of the gambling industry is complex, intensive and constantly changing. We are not presently subject to any rules or regulations which require us to obtain any licenses or governmental approvals to develop software used in gaming applications. [CONFIRM]. However, the adoption or modification of laws or regulations relating to gambling could adversely affect the manner in which we currently conduct this portion of our business.

Intellectual Property

Our intellectual property is an essential element of our business. We use a combination of trademark, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

Employees

As of November 15, 2005, we had 6 full-time employees, including our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

Our History

We were originally organized under the laws of the State of Nevada in 1996 as Zacman Enterprises, Inc. and subsequently changed its name to eNutrition, Inc. eNutrition was a direct mail marketing company engaged in the development and marketing of nutritional supplements. Operation commenced in June 2000 by securing the exclusive rights to market the nutritional supplement, HI-Q. In September 2001, eNutrition entered into a License Agreement with HI-Q Nutrition, Inc., a Nevada corporation, granting them the exclusive right to engage in the business of marketing and distributing nutritional products under the trade name HI-Q.

On April 30, 2002, we entered into an agreement with HI-Q Nutrition, Inc. for the sale of all of our assets relating to our HI-Q brand of nutritional supplements, including the brand name, trademark, product formulations, customer base and marketing ideas, which comprised all of the assets and business of our company. The agreement closed and became effective on May 20, 2002, immediately prior to our acquisition of the Torpedo business described below. We received cash consideration of $10,000, plus forgiveness of any uncollected royalties owed to HI-Q Nutrition, Inc. In addition, HI-Q Nutrition, Inc. assumed all liabilities relating to the HI-Q brand products. At a special shareholders' meeting held on May 17, 2002, our stockholders approved the sale of all of eNutrition's assets, and the assumption of all liabilities, to HI-Q Nutrition, Inc. Our stockholders also approved a one share for 1.8870314 share reverse stock split and the purchase and retirement of 4,478,430 post-reverse-split shares.

On May 17, 2002, our stockholders also approved our acquisition of all of the issued and outstanding securities of Torpedo Delaware in exchange for 8,000,000 shares of our common stock issued to the Torpedo USA stockholders. On May 20, 2002 we changed our name to Torpedo Sports USA, Inc. Torpedo USA, through its wholly-owned subsidiary Torpedo Canada, was a manufacturer and distributor of outdoor recreational products for children, such as, toboggans, baby sleds, snowboards, tricycles, scooters and skateboards. The transaction was recorded as a reverse acquisition based on factors demonstrating that Torpedo USA constituted the accounting acquirer.

In January 2004, Torpedo Canada filed in Canada, a notice of its intention to make a proposal to its creditors for the restructuring of its debts. The proposal procedure allowed Torpedo Canada to continue to operate its business subject to protection of the secured interests of its lenders and suspended efforts by creditors to collect their debts while Torpedo Canada reviewed and analyzed its financial condition. On May 6, 2004, Torpedo Canada filed for protection under the Bankruptcy and Insolvency Act of Canada with the intention to liquidate its assets. Torpedo Canada ceased its operating activities in May 2004.

On February 1, 2005, we acquired all of the issued and outstanding common stock of Interactive. Pursuant to terms of the merger agreement, in exchange for all of the issued and outstanding common shares of Interactive we issued 27,037,282 shares of our common stock to the former Interactive shareholders in order for them to own 51% of our outstanding common stock on the closing date of the merger, on a fully diluted basis. We agreed to issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of our outstanding common stock (based on the shares outstanding at the time of closing). Accordingly, we could issue up to an additional 3,457,453 shares to the former Interactive shareholders. As of November 30, 2005, we have not issued any of these additional shares. In connection with the merger agreement, the former Interactive shareholders agreed to use their best efforts post-closing to cause our company to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of our liabilities. Such pay-off or disposal has not occurred to date. Finally, if Torpedo USA did not dispose of all of assets and liabilities within three months following the acquisition closing date, we were required to issue an additional 500,000 shares to the former Interactive shareholders. As described below, we are currently in discussions for the sale of Torpedo Canada

In conjunction with the merger agreement, we changed our name to Interactive Games, Inc. and approved an increase in our authorized common stock from 50,000,000 shares to 100,000,000 shares.

The acquisition of Interactive by us was accounted for as a reverse merger because on a post-merger basis, the former Interactive shareholders hold a majority of the outstanding common stock of our company on a voting and fully diluted basis. As a result, Interactive was deemed to be the acquirer for accounting purposes. Accordingly, the financial statements presented are those of Interactive for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of Interactive prior to the acquisition have been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of our common stock and Interactive's common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Interactive) is carried forward after the acquisition.

There were no changes in management or the Board of Directors of our company following the transaction with Interactive, and current management intends to serve in office at least until certain liabilities of our company have been disposed of as contemplated by the agreement. Thereafter, the shareholders of Interactive prior to the transaction intend to appoint their designees to fill a majority of the positions on the Board of Directors.

Pending bankruptcy and sale of Torpedo Canada

As described above, in May 2004 Torpedo Canada filed for bankruptcy protection in Canada. In conjunction with the bankruptcy, a trustee was appointed to oversee the Torpedo Canada estate. The trustee's functions are to recover the maximum value of Torpedo Canada's assets and discharge bankruptcy claims based upon priority and pursuant to Canadian bankruptcy laws. As a result of Torpedo Canada's inability to meet its obligations which led to the bankruptcy filing, certain creditors initiated legal action against Torpedo Canada and some of these creditors have received judgments against that company. The assets and liabilities related to Torpedo Canada are reflected on our balance sheet at July 31, 2005 as Assets of discontinued operations and Liabilities of discontinued operations, respectively. The liabilities of Torpedo Canada exceed the estimated net realizable values of Torpedo Canada's assets and will not be sufficient to pay all of the obligations of Torpedo Canada. We are uncertain as to the ultimate disposition of these liabilities, but we believe that there is no significant exposure to our company.

We are in negotiations with VP Sports, Inc., an affiliate through common control by our CEO, to sell 100% of our ownership interest in Torpedo Canada. If this happens, VP Sports would assume the responsibility to liquidate Torpedo Canada and relieve our company of any further obligations of Torpedo Canada.

RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $700,000 as of July 31, 2005. In addition, for the year ended July 31, 2005 and for the period from inception (December 3, 2003) to July 31, 2004 we incurred a comprehensive loss of $459,240 and $274,005, respectively. We have a working capital deficit of approximately $4,050,000 at July 31, 2005 and cash on hand of approximately $28,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods and we will need to raise substantial amounts of capital to pay our current obligations and implement our business model. No assurances can be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue obtaining financing to meet our working capital requirements we may have to curtail our business sharply, or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

All of our assets serve as collateral under debt obligations to a related party which are due upon demand. In addition, we are in default under a $75,000 promissory note.

At July 31, 2005 we owe parties which are affiliated to our company through common control an aggregate of $1,600,426. All of these amounts are due on demand. In addition, we have granted E2000, Inc., Gulfstream Financial Partners, Ltd and USA Skate Corporation, affiliates (the "Affiliates") through common control by Henry Fong, our CEO, $676,603. This amount is secured by a security interest in all of our assets. We do not presently have sufficient capital to satisfy these obligations if the Affiliates should demand payment of the amounts due them. If any of the "Affiliates should demand payment of the amounts due it, upon our default the Affiliates would be entitled to foreclose on our assets which would prevent us from continuing our operations. Finally, we owe an unrelated third party $75,000 under an unsecured note which matured in April 2005 and is currently in default.

Without the addition of qualified personnel, for which we do not currently have adequate financial capacity, we may not be able to manage growth and expansion and may not be able to grow our company to profitability.

Due to the nature of the industry, rapid growth in the scope of operations is anticipated. This growth will require additional personnel, and will have associated higher levels of operating expenses. In order to manage these operations effectively, we will need to continuously implement and improve our operational, financial, and management information systems, as well as manage customer service, personnel and business systems. Our ultimate success may be dependent in part upon our ability to attract and retain additional personnel in such areas as product development, operations, management, manufacturing, customer service and marketing. There can be no assurance that suitable persons for such areas can be located or retained, or that we will successfully meet the other challenges imposed by a highly competitive market and rapid growth.

We have a large number of financially strong competitors that may preclude us from penetrating the market adequately to meet our business plan.

Our target markets are, in general, intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products offered. We compete against a number of companies, almost all of which have greater financial resources, brand recognition and operating history than we do. We will require additional capital to establish a competitive position. Increased competition may result in price reductions, reduced gross margins and failure to attain or increase market share.

We will require additional capital to pay our operating expenses and otherwise implement our business plan.

While we have commenced generating revenues from operations, our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. We will need to raise additional capital to continue to implement our business plan and to pay our obligations as they become due. We do not have any commitments from any third parties for additional capital and there can be no assurances that we will be successful in raising additional working capital. If we cannot raise capital as needed, we may be unable to continue our operations.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have reduced protections against interested director transactions, conflicts of interest and other matters.

We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or Nasdaq such as independent directors, audit committees and codes of ethics. It is possible that if we were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions

Because our stock currently trades below $5.00 per share, and is quoted on the OTC Bulletin Board, our stock is considered a "penny stock" which can adversely affect its liquidity.

For so long as the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. Finally, as a penny stock we may not be entitled to the protections provided by the Private Securities Litigation Reform Act of 1995.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our report for the fiscal year ended July 31, 2007.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which no shares are presently issued and outstanding. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.       DESCRIPTION OF PROPERTY

Our corporate headquarters is located in West Palm Beach, Florida, where we lease approximately 1700 square feet under a lease that expires in April 2007. We also have access for showroom and a storage facility of approximately 20,000 square feet in Fort Lauderdale, FL. through our alliance with Spin Inc. and director Paul Aires. We have no lease or payment schedule with the use of the Fort Lauderdale location. We lease other office facilities in Las Vegas, Nevada on a month to month basis for executive office space when needed. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.


ITEM 3.       LEGAL PROCEEDINGS

Due to Torpedo's inability to meet its obligations timely, certain creditors have initiated legal action against the Company, some of which have received judgments for payment. The Company is involved in other claims and legal actions arising out of the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate or consolidated results of operations, financial positions or cash flows of the company.

In addition to the foregoing, from time to time we may be involved in other litigation relating to claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. We may also be subject to claims arising out of our operations in the normal course of business. As of the date of this Form 10-K, we are not a party to any such other litigation that would have a material adverse effect on us or our business

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol "IGAM." The following table sets forth the high and low closing sale prices for our common stock as reported on the OTCBB and for the last two fiscal years and the subsequent interim period. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                         High            Low
                                                         ----            ---
Fiscal 2004

First quarter ended October 31, 2003                    $ 0.43          $ 0.20
Second quarter ended January 31, 2004                   $ 0.37          $ 0.12
Third quarter ended April 30, 2004                      $ 0.52          $ 0.30
Fourth quarter ended July 31, 2004                      $ 0.45          $ 0.27

Fiscal 2005

First quarter ended October 31, 2004                    $ 0.35          $ 0.20
Second quarter ended January 31, 2005                   $ 0.33          $ 0.18
Third quarter ended April 30, 2005                      $ 0.26          $ 0.18
Fourth quarter ended July 31, 2005                      $ 0.22          $ 0.07

Fiscal 2006

First quarter ended October 31, 2005                    $ 0.25          $ 0.09

On December 14, 2005 the last reported sale prices of the common stock on OTCBB was $0.29 per share. As of October 10, 2005 there were 68 stockholders of record of the common stock according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Recent Sales of Unregistered Securities

For each of the following transactions, we relied upon the exemption from registration provided by Section 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us;
(iii) each investor represented to us that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; and (v) we placed appropriate restrictive legends on the certificates representing the securities regarding the restrictive nature of these securities; and (vi) prior to the completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding Torpedo Sports as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from us regarding our financial condition and operations.

Prior to the reverse merger, Torpedo USA issued 715,000 shares of its common stock in a private placement for $0.15 per share and received proceeds of $107,250.

During the same period Torpedo USA issued 125,000 shares of its common stock to an officer of the Company in exchange for consulting fees of $18,750; accordingly, the shares were valued at $0.15 per share and also issued 375,000 shares of its common stock to a consultant for services performed valued at $75,000. In connection with the issuance, the consultant agreed to cancel remaining warrants to purchase 750,000 shares of common stock.

In February 2005, the Company issued 41,333 shares of its common stock in a private placement for $0.15 per share and received proceeds of $6,200. The shares were issues to a Company affiliated through common ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 and 2003 Stock Option Plans.

                                    Number of                                                Number of
                                Securities to be                                      securities remaining
                                   issued upon             Weighted average            available for future
                                   exercise of              exercise price             issuance under equity
                                 of outstanding             of outstanding              compensation plans
                                options, warrants          options, warrants           (excluding securities
     Plan category                 and rights                 and rights              reflected in column (a)
     -------------                 ----------                 ----------              -----------------------
                                      (a)                         (b)                            (c)

Equity compensation plans
not approved by security
        holders                    2,527,000                  $     0.22                       800,000

                                      -13-

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the year ended July 31, 2005 and notes thereto appearing elsewhere in this annual report.

Overview

On February 1, 2005, we acquired all of the issued and outstanding common stock of Interactive pursuant to a definitive merger agreement. Interactive was formed in December 2003. Interactive's plan is to deliver to its customers, gaming technology that produces a high return on investment by providing both software and gaming hardware. However, Interactive has minimal assets and no revenue-generating operations. In addition, the report of the independent registered public accounting firm on Interactive's July 31, 2004 financial statements included an explanatory paragraph that describes substantial doubt about Interactive's ability to continue as a going concern. Interactive is also engaged in developing and marketing interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets.

The acquisition of Interactive by our company was accounted for as a reverse merger because on a post-merger basis, the former Interactive stockholders hold a majority of our outstanding common stock on a voting and fully diluted basis. As a result, Interactive was deemed to be the acquirer for accounting purposes, although our company remained the legal survivor. Accordingly, the financial statements presented, beginning with the period ending April 30, 2005, are those of Interactive for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of Interactive prior to the acquisition will be retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of each company's common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Interactive) will be carried forward after the acquisition.

As we continue to implement our business model in fiscal 2006, we will be focused on the following goals:

     o    publish high-quality entertainment applications
     o    develop innovative applications
     o    emphasize Groovetouch(TM) branded applications
     o    license world-class brands
     o    enhance our distribution channels
     o    increase our deployment capability
     o    strengthen our wireless carrier relationships
     o    expand use of alternative sales and marketing channels
     o    build the Jamdirect brand

Results of Operations

For the year ended July 31, 2005 compared to the period from December 4, 2003 (Inception) to July 31, 2004.

                                                          For the Year Ended                     Increase/
                                                               July 31,                          (Decrease)
                                                    --------------------------------            2005 vs 2004
                                                        2005                   2004                   $
                                                    ---------              --------------------------------

Revenues                                            $  76,920              $    --                $  76,920

Operating expenses:

  Selling, general and administrative                 636,166                272,530                363,636
                                                    ---------              ---------              ---------
Operating loss                                       (559,246)              (272,530)               286,716
                                                    ---------              ---------              ---------

Other income(expenses):

Gain on settlement                                    254,900                   --                  254,900

Interest expense-related party                        (72,035)                  --                   72,035

Interest expense                                       (8,776)                (1,475)                 7,301
                                                    ---------              ---------              ---------


     Total other income (expenses)                    174,089                 (1,475)               175,564
                                                    ---------              ---------              ---------


 Loss before discontinued operations                 (385,157)              (274,005)               111,152


Loss from discontinued operations                      43,435                   --                   43,435
                                                    ---------              ---------              ---------


Net loss                                            $(428,592)             $(274,005)             $ 154,587
                                                    =========              =========              =========

NM: not meaningful

Revenues

Revenues consist primarily of commissions earned pursuant to the sale of gambling products. The increase in revenues is primarily due to the first sales we generated during fiscal 2005 while no such sales occurred during 2004.

Sales, general and administrative expenses

Sales, general and administrative expenses primarily consist of stock-based compensation to consultants as well as professional fees incurred to support our operations. The increase in sales, general and administrative expenses during fiscal 2005 is primarily due to the amortization of deferred compensation which was amortized over a full year during fiscal 2005 while it was amortized over a lesser number of months during fiscal 2004. Additionally, we incurred higher consulting expenses during fiscal 2005 when compared to fiscal 2004 due to the expansion of its operations during fiscal 2005 as well as those associated with Torpedo Canada's operations subsequent to February 1, 2005.

Gain on settlement

Gain on settlement consists of monies received pursuant to a one-time settlement with Inhibiton Therapeutics, Inc. which occurred during fiscal 2005. No similar settlement occurred during fiscal 2004.

Interest expense and interest expense-related parties

Interest expense and interest expense-related parties consist of interest payable on various note payable and due to related parties. The increase in interest expense during fiscal 2005 when compared to fiscal 2004 is primarily due to higher debt assumed by us upon the merger with our company.

Loss from discontinued operations

Loss from discontinued operations primarily consists of trustee fees associated with the bankruptcy proceedings of Torpedo Canada. The increase in loss from discontinued operations in fiscal 2005 compared to fiscal 2004 is attributable to our assumption of the discontinued operations upon the merger of Interactive with our company.

Liquidity and Capital Resources

We have generated approximately $36,000 in cash from operating activities during fiscal 2005, primarily resulting from:

     o Our net loss of approximately $345,000 adjusted for amortization of deferred compensation of approximately $404,000;
     o Increase in prepaid expenses and other current assets of approximately $25,000;
     o Increased in unpaid accrued interest and accounts payable and accrued expenses of approximately $60,000 and $34,000, respectively; and
     o Decrease in assets of discontinued operations amounting to approximately $250,000 following their disposition by the bankruptcy trustee which funded the payment of liabilities of discontinued operations of approximately $310,000.

During fiscal 2005, we have also incurred capital expenditures of approximately $5,000 which were funded from advances from related parties of approximately $18,000 and issuance of shares of our common stock which generated proceeds of $6,200.

We have used approximately $130,000 in cash from operating activities during fiscal 2004, primarily resulting from:

     o Our net loss of approximately $274,000 adjusted for amortization of deferred compensation of approximately $170,000; and,

     o Increase in prepaid expenses and other current assets of approximately $34,000.

During fiscal 2004, we have also incurred capital expenditures of approximately $1,000. Our operating and investing activities were funded from advances from related parties of approximately $59,000 and issuance of shares of our common stock which generated proceeds of $78,000.

At July 31, 2005 we had cash on hand of $28,114 and a working capital deficit of $4,047,798. Included in our liabilities at July 31, 2005 are $1,600,426 which is due to related parties, $75,000 due to an unaffiliated third party under a promissory note which is presently in default and $2,150,352 of liabilities related to Torpedo Canada.

Going Concern

The report of our independent registered public accounting firm on our consolidated financial statements as of July 31, 2005, and for the period from inception (December 3, 2003) to July 31, 2004 includes a "going concern" explanatory paragraph, that describes substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $428,592 during fiscal 2005. Additionally, one of our subsidiaries, Torpedo Canada, is in bankruptcy proceedings, and we generated minimal revenues; accordingly, we have no ready source of working capital. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. While we may be able to raise funds through the issuance of debt or equity instruments, there is no assurance that we will raise sufficient funds to operate in the future.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for our company include the following:

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

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the second quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

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

ITEM 7.       FINANCIAL STATEMENTS

Our financial statements are contained in pages F-3 through F-6, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 14, 2005, we dismissed GHP Horwath, P.C. as our independent registered public accounting firm. GHP Horwath, P.C. had been our independent registered public accounting firm for and audited the consolidated financial statements for the years ended July 31, 2004 and 2003. The reports of GHP Horwath, P.C. on our consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to our ability to continue as a "going concern." The decision to change accountants was approved unanimously by the Board of Directors.

In connection with the audits for the two most recent fiscal years and in connection with GHP Horwath, P.C.'s review of the subsequent interim periods through the date of dismissal on June 14, 2005, there have been no disagreements between our company and GHP Horwath, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of GHP Horwath, P.C., would have caused GHP Horwath, P.C. to make reference thereto in their report on our financial statements for these fiscal years.

On June 14, 2005, we engaged Sherb & Co., LLP. as our independent registered public accounting firm. We had not consulted with Sherb & Co., LLP. regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues.

ITEM 8A.      CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this annual report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this annual report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers' evaluation has also concluded that there have been no occurrences during the fourth quarter of the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

      Name                       Age                        Position
      ----                       ---                        --------

      Henry Fong                 69                Director, CEO and President
      Barry Hollander            48                Chief Financial Officer
      Thomas Olson               39                Secretary/Treasurer

Henry Fong. Mr. Fong has served as our President, CEO and sole member of our Board of Directors since 2002. Mr. Fong has been the president, treasurer and a director of Equitex, Inc. since its inception. Since 1999 Mr. Fong has been a director of iGenisys, Inc., a business project management software company. From December 2000 to January 2002, Mr. Fong was a director of PopMail.com, Inc., a publicly traded Internet marketing company. From July 1996 to October 1997, Mr. Fong was a director of Stellant, Inc. (f/k/a Intranet Solutions, Inc.), a publicly-held investee company which provided internet/intranet solutions to Fortune 1000 companies and was the chairman of the board and treasurer of its predecessor company, MacGregor Sports and Fitness, Inc. from February 1991 until the two companies merged in July 1996. From January 1993 to January 1999, Mr. Fong was chairman of the board and chief executive officer of California Pro Sports, Inc., a publicly traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. From 1959 to 1982, Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981, he was assigned to senior supervisory positions at the Department of Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

Barry S. Hollander. Mr. Hollander has our Chief Financial Officer since 2002. Mr. Hollander has been the chief financial officer of VP Sports since March 1999. From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor. In 1999 California Pro merged with Imaginon, Inc. Mr. Hollander has been in the sporting goods industry since 1980 in various accounting, senior management and executive positions. Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

Thomas Olson. Mr. Olson has served as our Secretary since April 2002. Mr. Olson has been secretary of Equitex, Inc. since January 1988. From February 1990 to February 2000, Mr. Olson was a director, and from May 1994 to February 2000, secretary of Immune Response, Inc., a publicly held investee of Equitex which merged with Opticon Medical, Inc., in February 2000. Since March 2003, Mr. Olson has been a director of Chex Services, Inc., a wholly owned subsidiary of Equitex, Inc. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

There are no family relationships between our directors and executive officers.

Pending Changes in Management and Board of Directors

There were no changes in management or the Board of Directors of our company following the transaction with Interactive, and current management intends to serve in office at least until certain liabilities of our company have been disposed of as contemplated by the agreement. Thereafter, the shareholders of Interactive prior to the transaction intend to appoint their designees to fill a majority of the positions on the Board of Directors.

Directors' Compensation

We do not pay fees to directors for their attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Director independence, Audit Committee of the Board of Directors and Audit Committee financial expert

As our Board of Directors is comprised of only one individual, none of the members of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

Our Board of Directors has also not yet established an Audit Committee, and the functions of the Audit Committee are currently performed by the entire Board of Directors. At such time as we expand our Board of Directors to include independent directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.

Our sole directors is not an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

     o understands generally accepted accounting principles and financial statements,
     o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
     o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
     o    understands internal controls over financial reporting, and
     o    understands audit committee functions.

Code of Ethics

In 2003 we adopted a Code of Ethics for Senior Financial Management to promote honest and ethical conduct and to deter wrongdoing. This Code applies to our Chief Executive Officer, Chief Financial Officer, controller, principal accounting officer and other employees performing similar functions. The obligations of the Code of Ethics supplement, but do not replace, any other code of conduct or ethics policy applicable to our employees generally.

Under the Code of Ethics, all members of the senior financial management shall:

     o Act honestly and ethically in the performance of their duties at our company,
     o Avoid actual or apparent conflicts of interest between personal and professional relationships,
     o Provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications by our company,
     o Comply with rules and regulations of federal, state and local governments and other private and public regulatory agencies that affect the conduct of our business and our financial reporting,
     o Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the member's independent judgment to be subordinated,
     o Respect the confidentiality of information acquired in the course of work, except when authorized or legally obtained to disclosure such information,
     o Share knowledge and maintain skills relevant to carrying out the member's duties within our company,
     o Proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community,
     o Achieve responsible use of and control over all assets and resources of our company entrusted to the member, and
     o Promptly bring to the attention of the Chief Executive Officer any information concerning (a) significant deficiencies in the design or operating of internal controls which could adversely affect our ability to record, process, summarize and report financial date or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting or internal controls.

We will provide a copy of the Code of to any person without charge, upon request. Requests can be sent to Interactive Games, Inc., 319 Clematis Street, Suite 803, West Palm Beach, Florida 33401.

Compliance With Section 16(a) of the Exchange Act

We have no equity securities registered under Section 12(g) of the Securities Exchange Act of 1934, and accordingly, our officers, directors and principal stockholders are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 10.      EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

Summary Compensation Table

                           Annual Compensation                                         Long-term compensation
                           -------------------                                         ----------------------
                                                                          Awards                                 Payouts
                                                                          ------                                ----------
Name                                              Other                         Securities                      All other
and                                               Annual         Restricted     underlying          LTIP          compen-
principal                    Salary      Bonus    Compen-         stock          options/        payouts          sation
position          Year         ($)        ($)     sation ($)      awards         SARs (#)           ($)             ($)
--------          ----     -------       -----    ---------      ----------     ----------       -------        ----------

Henry Fong,       2005     $30,000         -         -               -             -                -                -
Chief Executive   2004     $30,000         -         -               -             -                -                -
Officer           2003     $30,000         -         -               -             -                -                -

Barry Hollander   2005           -         -         -               -             -                -                -
                  2004     $45,000         -         -               -             -                -                -
                  2004     $45,000         -         -               -             -                -                -

Thomas Olson      2005     $30,000         -         -               -             -                -                -
Secretary         2004     $30,000         -         -               -             -                -                -
                  2003     $30,000         -         -               -             -                -                -

Stock Option Information

There were no stock options granted in fiscal year ending July 31, 2005.

The following table sets forth certain information regarding stock options held as of July 31, 2005 by the Named Executive Officers.

Aggregate Option Exercises in Year Ended July 31, 2005 and Year-End Option Values

                                                  NO. OF SECURITIES
                      S                        UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                      SHARES                         OPTIONS AT                   IN-THE-MONEY OPTIONS AT
                     ACQUIRED     VALUE            JULY 31, 2005                       JULY 31, 2005(1)
                        ON      REALIZED  ------------------------------------    --------------------------
NAME                 EXERCISE       $      EXERCISABLE          UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
----                 --------       -      -----------           -------------    ----------- --------------

Henry Fong               0         $0       1,265,000                 0                $0            -
Barry Hollander          0         $0         622,000                 0                $0            -
Thomas Olson             0         $0         250,000                 0                $0            -


(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $0.09 per share, being the last sale price of our common stock on August 3, 2005 as reported by the OTC Bulletin Board. As the exercise price of the outstanding options range from $0.20 to $0.26 per share, based upon the trading price of our common stock on August 3, 2005 none of these outstanding options are in the money at July 31, 2005.

In March 2002, the Company granted 1,000,000 options to purchase common stock under the 2002 Stock Option Plan (the "2002 Plan"). Of these 1 million options, 113,000 have been exercised and 60,000 have been cancelled. There are 827,000 outstanding options in the 2002 Plan.

In January 2004, the Company granted 1,700,000 shares to officers and directors, exercisable at $0.20 per share. These options are all currently outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At November 30, 2005, there were 46,055,010 shares of our common stock issued and outstanding. The following table sets forth, as of that date information known to us relating to the beneficial ownership of these shares by:

     - each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
     -    each director;
     -    each executive officer; and
     -    all executive officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from November 30, 2005 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of that date have been exercised or converted.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management

The following table contains information as of July 31, 2005, for any person, known to us, to be the beneficial owner of more than five (5) percent or more of the outstanding shares of the class, each person who is a director or executive officer of us and all persons as a group who are directors and executive officers and as to the percentage of outstanding shares so held by them as of July 31, 2005.

                                      Name                              Amount
     Title of                    and Address of                      and Nature of                   Percent of
       Class                    Beneficial Owner                   Beneficial Owner                   Class (1)
------------------         --------------------------         --------------------------         ------------------

Common Stock                     Gulfstream 1998                         2,493,188                       5.4%
                                Irrevocable Trust
                               7315 E Peakview Ave
                               Englewood, CO 80111

Common Stock                       Henry Fong                        5,169,872 (2)                      10.9%
                               7315 E Peakview Ave
                               Englewood, CO 80111

Common Stock                    Michele Friedman                        16,675,713                      36.2%
                              319 Clematis St, #803
                            West Palm Beach, FL 33401

Common Stock                     Barry Hollander                       793,757 (4)                       1.7%

Common Stock                      Thomas Olson                         601,297 (3)                       1.3%
                               7315 E Peakview Ave
                               Englewood, CO 80111

Common Stock               All officers and directors                5,942,926 (5)                      12.3%
                             as a group (4 persons)

(1) As of July 31, 2005, 46,055,100 shares of our common stock were outstanding.

(2) Includes 365,000 and 900,000 shares underlying options granted under our 2002 and 2003 Stock Option Plans, respectively; includes 1,794,465 shares of common stock owned by a partnership in which Mr. Fong is a partner; includes 1,060,673 shares owned by a corporation in which Mr. Fong is an 80% shareholder.

(3) Includes 250,000 shares underlying options granted under our 2003 Stock Option Plan.

(4) Includes 122,000 and 500,000 shares underlying options granted under our 2002 and 2003 Stock Option Plan, respectively.

(5) Includes 487,000 and 1,650,000 shares underlying options granted under our 2002 and 2003 Stock Option Plans, respectively.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2003, an employee loaned us $50,000 CAD ($35,695 U.S.). In July 2003, $13,000 CAD ($9,281U.S.) of this loan was repaid. As of July 31, 2005 we owe $30,251 (U.S.), which is included in liabilities from discontinued operations at July 31, 2005.

During the year ended July 31, 2004, we issued 638,560 shares of our common stock in exchange for subscription and related party receivable from officers and affiliates of our company for $60,133 and $3,723, respectively. During the year ended July 31, 2003 the amount due from officers was reduced by $40,000 in exchange for a reduction in accounts payable to this person. During the year ended July 31, 2004 the amount due from officers was reduced by $19,200 in exchange for a reduction in accounts payable to this person. In January 2005 we issued 125,000 shares of our common stock to an officer of the Company in exchange for $18,750 of consulting fees due the officer.

In February 2005 we sold 41,333 shares of our common stock to Gulfstream Financial Partners, a company affiliated with us through common control by Henry Fong, an officer of our company, in a private transaction. We received gross proceeds of $6,200 which we used for general working capital.

At July 31, 2005 we owe VP Sports, Inc., a related party through common control by Mr. Fong, our CEO, an aggregate of $668,230 for advances substantially made in 2000. The balance bears interest at 9% per annum and is due upon demand.

At July 31, 2005 we owe three affiliated companies through common control by Henry Fong, our CEO, $676,603. This amount was substantially advanced to us in 2000 and is secured by a security interest in all of our assets. The outstanding amount bears interest at ranges from 8% to 10% and is payable upon demand.

Finally, at July 31, 2005 we owe Michael Friedman, a stockholder of our company, $77,492 which was advanced to us during the year ended July 31, 2005 and used by us for working capital. This amount bears interest at rate of 6% per annum and is due upon demand.


PART IV

ITEM 13.      EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.         DESCRIPTION
-----------         -----------

2.1               Agreement Concerning the Exchange of Securities by and among
                    Torpedo Sports USA,  Inc.,  orpedo  Newco, Inc. and
                  Interactive Grams, Inc. and the security holders of
                    Interactive Games, Inc. (1)
2.2               Merger Document as filed with Nevada
3.1               Certificate of Amendment increasing authorized common and
                    changing names
14.1              Code of Ethics (2)
16.1              Letter from GHP Horwath, P.C. to the Securities and Exchange
                   Commission dated June 16, 2005 (3)
31.1              Section 302 Certificate of Chief Executive Officer *
31.2              Section 302 Certificate of Chief Financial Officer *
32.1              Section 906 Certificate of Chief Executive Officer *
32.2              Section 906 Certificate of Chief Financial Officer *

*     filed herewith

(1) Incorporated by reference to the Report on Form 8-K as filed on February 7, 2005.
(2) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003 as filed on December 29, 2003.
(3) Incorporated by reference to the Report on Form 8-K as filed on June 17, 2005.


ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2005 and 2004. The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for the 2004 and 2005 fiscal years.

                                                     Fiscal 2005
                                                     -----------

Audit Fees                                           $     17,500
Audit-Related Fees                                          8,500
Tax Fees
All Other Fees
                                                     -------------
         Total                                       $     26,000
                                                     ============

Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees -- This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2005             INTERACTIVE GAMES, INC.
                                    (Registrant)

                                    By /S/ Henry Fong
                                       -----------------------------------------
                                        Henry Fong, Chief Executive Officer and
                                        Principal Executive Officer


                                    By /S/ Barry Hollander
                                       -----------------------------------------
                                        Barry Hollander, Chief Financial Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 15, 2005                  /S/ Henry Fong
                                         ---------------------------------------
                                         Henry Fong, Chief Executive Officer and
                                        Principal Executive Officer

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                       YEARS ENDED JULY 31, 2005 AND 2004

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated financial statements:

       Consolidated balance sheet                                          F-3

       Consolidated statements of operations                               F-4

       Consolidated statements of changes in shareholders' deficit         F-5

       Consolidated statements of cash flows                               F-6

       Notes to consolidated financial statements                          F-7


                             INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                          July 31, 2005



                                             ASSETS
Current Assets:
  Cash                                                                        $    28,114
  Prepaid expenses and other current assets                                        10,000
  Assets of discontinued operations                                                 6,736
                                                                              -----------
     Total current assets                                                          44,850

Property and equipment, net of accumulated depreciation of $2,338                   2,757

     Total assets                                                             $    47,607
                                                                              ===========

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses                                       $   266,870
  Note payable                                                                     75,000
  Due to related parties                                                        1,600,426
  Liabilities of discontinued operations                                        2,150,352
                                                                              -----------

     Total current liabilities                                                  4,092,648
                                                                              -----------

Stockholders' deficit:
  Preferred stock, par value $.001 per share,
     5,000,000 shares authorized,
     none issued and outstanding                                                     --
  Common stock; $.001 par value, 100,000,000 shares authorized,
    46,055,100 issued and outstanding                                              46,055
  Additional paid-in capital                                                   (3,249,416)
  Subscriptions receivable                                                         (4,856)
  Deferred compensation                                                          (103,399)
  Accumulated other comprehensive loss                                            (30,828)
  Accumulated deficit                                                            (702,597)
                                                                              -----------

     Total stockholders' deficit                                               (4,045,041)
                                                                              -----------

     Total liabilities and stockholders' deficit                              $    47,607
                                                                              ===========

                See notes to consolidated financial statements.                       F-3


                               INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                For the Period
                                                      For the                    from Inception
                                                     Year Ended               (December 3, 2003)
                                                    July 31, 2005              to July 31, 2004
                                                    -------------              ----------------


Revenues                                             $     76,920                $       --

Operating expenses:
  Selling, general and administrative                     636,166                     272,530
                                                     ------------                ------------

Operating loss                                           (559,246)                   (272,530)
                                                     ------------                ------------

Other expenses:
Gain on settlement                                        254,900                        --
Interest expense-related party                            (72,035)                       --
Interest expense                                           (8,776)                     (1,475)
                                                     ------------                ------------

     Total other income (expenses)                        174,089                      (1,475)
                                                     ------------                ------------

Loss before discontinued operations                      (385,157)                   (274,005)

Loss from discontinued operations                          43,435                        --
                                                     ------------                ------------

Net loss                                                 (428,592)                   (274,005)

Other comprehensive loss
  Foreign currency translation adjustment                 (30,828)                       --
                                                     ------------                ------------

     Comprehensive loss                              $   (459,420)               $   (274,005)
                                                     ============                ============

Basic and diluted net loss from
  continuing operations per common share             $      (0.01)               $      (0.01)
                                                     ============                ============

Basic and diluted net loss from discontinued
 operations per common share                         $       --                  $       --

                                                     ============                ============

Basic and diluted weighted average common
 shares outstanding                                    46,037,095                  41,559,528
                                                     ============                ============

                       See notes to consolidated financial statements.                    F-4




                                                      INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND OTHER COMPREHENSIVE INCOME
                                  FOR THE YEAR ENDED JULY 31, 2005 AND THE PERIOD FROM INCEPTION TO JULY 31, 2004

                                                                                                   Additional
                                                                                Common              Paid-In         Subscriptions
                                                                 Shares          Stock              Capital         Receivable
                                                                 -------------------------------------------------------------------

Balance at  inception (December 4, 2003)                          27,037,282   $    27,037        $   (27,037)   $      --
Issuance of shares pursuant to the merger agreement               17,761,485        17,762          3,108,892         (4,856)
Fair value of shares issued for services,
 pre-merger, Interactive                                                --            --                 --             --
Amortization of deferred compensation                                   --            --                 --             --
Net loss                                                                --            --                 --             --
                                                                 -----------   ----------------------------------------------
Balance at July 31, 2004                                          44,798,767        44,799          3,081,855         (4,856)

Recapitalization, February 1, 2005                                      --          (1,200)        (6,805,831)          --
Issuance of shares pursuant to the merger agreement                1,215,000         1,215            320,485           --
Fair value of shares issued pre-merger, Interactive                     --           1,200            147,916           --
Issuance of shares of common stock for cash consideration             41,333            41              6,159           --
Amortization of deferred compensation                                   --            --                 --             --
Net loss                                                                --            --                 --             --
Foreign currency translation adjustments                                --            --                 --             --
                                                                 -----------   ---------------------------------------------

Balance at July 31, 2005                                          46,055,100   $    46,055        $(3,249,416)   $    (4,856)
                                                                 ===========   =============================================

                                        See notes to consolidated financial statements.
                                                 (Continued on next page)


                                               INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND OTHER COMPREHENSIVE INCOME
                           FOR THE YEAR ENDED JULY 31, 2005 AND THE PERIOD FROM INCEPTION TO JULY 31, 2004


                                                                               Accumulated
                                                                                 Other
                                                                  Deferred    Comprehensive     Accumulated
                                                                Compensation      Income          Deficit        Total
                                                                ----------------------------------------------------------

Balance at  inception (December 4, 2003)                         $      --      $      --      $      --      $      --
Issuance of shares pursuant to the merger agreement                     --             --             --        3,121,798
Fair value of shares issued for services,
 pre-merger, Interactive                                            (475,000)          --             --         (475,000)
Amortization of deferred compensation                                115,104           --             --          115,104
Net loss                                                                --             --         (274,005)
                                                                 --------------------------------------------------------

Balance at July 31, 2004                                            (359,896)          --         (274,005)     2,487,897

Recapitalization, February 1, 2005                                      --             --             --       (6,807,031)
Issuance of shares pursuant to the merger agreement                     --             --             --          321,700
Fair value of shares issued pre-merger, Interactive                 (147,914)          --             --            1,200
Issuance of shares of common stock for cash consideration               --             --             --            6,200
Amortization of deferred compensation                                404,411           --             --          404,411
Net loss                                                                --             --         (428,592)      (428,592)
Foreign currency translation adjustments                                --          (30,828)          --          (30,828)
                                                                 --------------------------------------------------------

Balance at July 31, 2005                                         $  (103,399)   $   (30,828)   $  (702,597)   $(4,045,041)
                                                                 ========================================================

                                 See notes to consolidated financial statements.                                       F-5



                                          INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the                For the Period
                                                                 Year Ended              from Inception
                                                                   July 31,            (December 3, 2003)
                                                                     2005               to July 31, 2004
                                                                 ------------           ----------------

Cash flows from operating activities:
Net loss before discontinued operations                          $  (385,157)             $  (274,005)
Adjustments to reconcile net loss before discontinued
operations to net cash used in operating activities:
  Amortization of deferred compensation                              404,411                  170,274
   Depreciation                                                        3,317                       71
Change in operating assets and liabilities:
  Prepaid expenses and other current assets                           24,832                  (34,832)
  Accrued interest payable                                            59,718                     --
  Accounts payable and accrued expenses                               33,911                   11,074
                                                                 -----------              -----------
Net cash provided by (used) in continuing
 operating activities                                                141,032                 (127,418)

Loss from discontinued operations                                    (43,435)                    --
Decrease in assets of discontinued operations                        251,611                     --
Decrease in liabilities of discontinued operations                  (312,871)                    --
                                                                 -----------              -----------
Net cash used in discontinued operations                            (104,695)                    --

Net cash provided by (used in) operating activities                   36,337                 (127,418)
                                                                 -----------              -----------

Cash flows from investing activities:
   Purchases of property and equipment                                (4,735)                  (1,410)
   Cash received upon merger                                             329                     --
                                                                 -----------              -----------
Net cash used in investing activities                                 (4,406)                  (1,410)

Cash flows from financing activities:
   Proceeds from issuance of note payable- related party                --                     59,000
   Proceeds from sale of common stock                                  6,200                   77,500
   Increase (decrease) in due to related parties                     (17,786)                    --
                                                                 -----------              -----------

Net cash provided by financing activities                            (11,586)                 136,500
                                                                 -----------              -----------

Effect of exchange rate changes on cash                                   97                     --
                                                                 -----------              -----------

Increase in cash                                                      20,442                    7,672

Cash, beginning of period                                              7,672                     --
                                                                 -----------              -----------

Cash, end of period                                              $    28,114              $     7,672
                                                                 ===========              ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                      $      --                $      --
                                                                 ===========              ===========

     Cash paid during the year for taxes                         $      --                $      --
                                                                 ===========              ===========

Non-Cash Investing and Financing Activities:

Nonmonetary assets acquired upon merger                          $   251,611              $      --
                                                                 ===========              ===========

Nonmonetary liabilities acquired upon merger                     $ 4,374,787              $      --
                                                                 ===========              ===========

Fair value of shares issued for services                         $   120,000              $      --
                                                                 ===========              ===========

                             See notes to consolidated financial statements.                      F-6

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE YEAR ENDING JULY 31, 2005


NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On February 1, 2005, Torpedo USA acquired all of the issued and outstanding common stock of Interactive Games, Inc. ("Interactive"), pursuant to a definitive merger agreement (the "Merger Agreement"). Interactive's plan is to deliver to its customers, gaming technology that produces a high return on investment by providing both software and gaming hardware. However, Interactive has few assets and minimal revenue-generating operations. In addition, the report of the Independent Registered Public Accounting Firm on Interactive's July 31, 2004 financial statements includes an explanatory paragraph that describes substantial doubt about Interactive's ability to continue as a going concern. Interactive is engaged in developing and marketing interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets. Interactive has access to a 20,000 square foot corporate office and showroom for shipment and storage of its products, both domestically and internationally in Fort Lauderdale, Florida. Interactive also leases office space in West Palm Beach, Florida and Las Vegas, Nevada.

Pursuant to terms of the Merger Agreement, Torpedo USA, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,282 shares of Torpedo USA's common stock to the former Interactive shareholders in order for them to own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. The Company may issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly, Torpedo could issue up to an additional 3,457,453 shares to the former Interactive shareholders. In connection with the

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                        FOR THE YEAR ENDING JULY 31, 2005


NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ORGANIZATION (CONTINUED)

Merger Agreement, the former Interactive shareholders agreed to use their best efforts post-closing to cause Torpedo USA to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of Torpedo USA's liabilities. Such pay-off or disposal has not occurred to date. Finally, should Torpedo USA not dispose of all of its assets and liabilities within three months following the acquisition closing date, the Company will be required to issue an additional 500,000 shares to the former Interactive shareholders. The Company has determined that it will issue such shares once Torpedo USA raises sufficient funds to satisfy up to $250,000 of its liabilities.

In conjunction with the Merger Agreement, Torpedo USA changed its name to Interactive Games, Inc. and approved an increase in its authorized common stock ($0.001 par value) from 50,000,000 shares to 100,000,000 shares.

The acquisition of Interactive by Torpedo USA was accounted for as a reverse merger because on a post-merger basis, the former Interactive shareholders hold a majority of the outstanding common stock of Torpedo USA on a voting and fully diluted basis. As a result, Interactive was deemed to be the acquirer for accounting purposes. Accordingly, the financial statements presented, from inception, are those of Interactive for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of Interactive prior to the acquisition have been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of Torpedo USA's and Interactive's common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Interactive) is carried forward after the acquisition.

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                        FOR THE YEAR ENDING JULY 31, 2005


NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN AND MANAGEMENT'S PLANS

The Company incurred a net loss of $428,592 during fiscal 2005. Additionally, one of its subsidiaries, Torpedo, is in bankruptcy proceedings, and the Company generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

CONCENTRATION OF CREDIT RISKS

The Company is subject to concentrations of credit risk primarily from cash and assets from discontinued operations.

The Company minimizes its credit risks associated with cash, including cash classified as assets from discontinued operations, by periodically evaluating the credit quality of its primary financial institutions.

                   INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                        FOR THE YEAR ENDING JULY 31, 2005


NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CUSTOMER CONCENTRATION

The Company had one customer which accounted for 100% of its revenues during fiscal 2005. The Company intends to minimize its customer concentration risks by diversifying its existing customer base.

SERVICES CONCENTRATION

All of the Company's revenues during fiscal 2005 are derived from commissions earned on the sale of slot machines.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. No employee stock-based compensation was granted during fiscal 2005 and 2004.

                   INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                        FOR THE YEAR ENDING JULY 31, 2005


NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The outstanding warrants amounted to 5,227,000 at July 31, 2005 were excluded from the computation of the diluted loss per share due their antidilutive effect.

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

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity during the period from transactions and other events and circumstances from non-owner resources.

Included in this category is the change resulting from foreign currency translation adjustments from the Company's foreign subsidiary which amounted to approximately $30,000 from the date of the reverse merger (January 31, 2005) to July 31, 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, assets of discontinued operations, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of the note payable and due to related parties approximate their fair value based on the Company's incremental borrowing rate. The fair value of the liabilities of discontinued operations is $0 at July 31, 2005 considering that there are substantially insufficient recoverable assets at the balance sheet date to repay such liabilities.

                   INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                        FOR THE YEAR ENDING JULY 31, 2005


NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

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

                   INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                        FOR THE YEAR ENDING JULY 31, 2005


NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" This statement established that revenue can be recognized when persuasive evidence of an arrangement exists, the services have been delivered, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

NOTE 2 DISCONTINUED OPERATIONS

Torpedo's operations were primarily located in Montreal, Canada.
In conjunction with the Torpedo bankruptcy proceedings, a trustee was appointed to oversee the Torpedo estate. The Trustee's functions are to recover the maximum value of Torpedo's assets and discharge bankruptcy claims based on priority and pursuant to Canadian bankruptcy laws. The carrying amounts of Torpedo's assets and liabilities subject to compromise at July 31, 2005, are as follows:

Assets:
     Cash, held in trust                                              $    6,736
                                                                      ==========

Liabilities subject to compromise:
     Notes payable                                                    $  384,455
     Due to related party                                                127,961
     Accounts payable and accrued expenses                             1,637,936
                                                                      ----------
                                                                       2,150,352
                                                                      ==========

                   INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                        FOR THE YEAR ENDING JULY 31, 2005


NOTE 2 DISCONTINUED OPERATIONS (CONTINUED)

Liabilities subject to compromise above do not include intercompany payables which have been eliminated in the accompanying consolidated financial statements. The notes payable consist of three notes with carrying values ranging from approximately $30,000 to $225,000 and bearing interest ranging from 8% to 10%. The notes are unsecured and are in default.

Due to related party consists of amounts owed to VP Sports and are comprised of management fees and accrued interest payable.

The liabilities of Torpedo exceed the estimated net realizable values of Torpedo's assets and will not be sufficient to pay all obligations of Torpedo. Management is uncertain as to the ultimate disposition of these liabilities, but believes there is no significant exposure to the Company

NOTE 3 NOTE PAYABLE

At July 31, 2005, the Company had an unsecured note payable of $75,000, bearing interest at 8%, which matured in April 2005. The note payable is in default at July 31, 2005.

NOTE 4 DUE TO RELATED PARTIES

Due to related parties at July 31, 2005, consist of the following:

     o Due to related parties affiliated through common control of the Company's chief executive officer, unsecured, bearing interest at 9%, payable on demand, amounting to $668,230;
     o Due to related parties affiliated through common control of one the Company's stockholders, secured by substantially all assets of the Company, bearing interest at ranges from 8% to 10%, payable on demand, amounting to $676,603;
     o Due to stockholder, unsecured, bearing interest at 6%, payable on demand, amounting to $72,643;
     o Accrued interest on the aforementioned payables, amounting to $182,950.

The Company recognized approximately $72,000 as interest expense in connection with the due to related parties during fiscal 2005.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                        FOR THE YEAR ENDING JULY 31, 2005


NOTE 5 COMMITMENTS AND CONTINGENCIES:

LITIGATION:

Due to Torpedo's inability to meet its obligations timely, certain creditors have initiated legal action against Torpedo, some of which have received judgments for payment.

The Company is involved in other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

NOTE 6 STOCKHOLDERS' DEFICIT

COMMON STOCK

Torpedo USA received proceeds of $107,250 from the issuance of 715,000 shares of common stock under a private placement, prior to the reverse merger, during fiscal 2005. During the same period, Torpedo USA issued 375,000 shares of common stock for services provided, valued at $75,000 as well as 125,000 shares of common stock to satisfy accrued expenses amounting to $18,750.

On February 1, 2005, pursuant to a Merger Agreement, the Company issued 27,037,282 shares of common stock to the former Interactive stockholders.

On February 23, 2005, the Company received proceeds of $6,200 from the sale of 41,333 shares of common stock under a private placement to a company affiliated through common ownership and control by an officer of the Company.

STOCK OPTIONS AND WARRANTS

In March 2002, one of the Company's subsidiaries, Torpedo USA, adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock.

Torpedo USA issued options and warrants prior to its merger, which was assumed by the Company. A summary of the activity of the Company's outstanding options and warrants during fiscal 2005 and 2004 is as follows:

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                        FOR THE YEAR ENDING JULY 31, 2005


NOTE 6 STOCKHOLDERS' DEFICIT

STOCK OPTIONS AND WARRANTS (CONTINUED)

                                                              Options                 Weighted
                                                                 and                   Average
                                                              Warrants             Exercise Price
                                                              --------             --------------

Outstanding, December 1, 2003                                      --                   $  --
Granted                                                            --                      --
Exercised                                                          --                      --
Expired                                                            --                      --
                                                              ---------                 -----
Outstanding and exercisable at July 31, 2004                       --                     --

Granted                                                       5,227,000                   0.18
Exercised                                                          --                      --
Expired                                                            --                      --
                                                              ---------                 -----
Outstanding and exercisable at July 31, 2005                  5,227,000                 $ 0.18
                                                              =========                 =====


                          Warrants          Weighted Average       Weighed
  Range of             outstanding and         Remaining           Average
exercise prices          exercisable        Contractual Life   Exercise Price
---------------          -----------        ----------------   --------------

    $0.05                  300,000                 1.87           $ 0.05
     0.10                1,150,000                 2.06             0.10
     0.15                  300,000                 2.40             0.15
     0.20                2,650,000                 2.50             0.20
     0.26                  827,000                 3.00             0.26

The weighted average remaining contractual life of the terms of the warrants and options is 2.4 years.

All options and warrants issued by Torpedo USA were issued prior to the merger on February 1, 2005 and have been expensed prior to such date. Accordingly, no expense associated with the assumption of the warrants and options by the Company has been included in the accompanying consolidated statement of operations.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                        FOR THE YEAR ENDING JULY 31, 2005


NOTE 7 GAIN ON SETTLEMENT

During fiscal 2005, the Company entered into a settlement agreement with Inhibiton Therapeutics, Inc., whereby the Company accepted a sum of $250,000 as full and final payment for relinquishing our rights to a Cooperative Research and Development Agreement and discharged Inhibiton from any and all liabilities to the Company. The amount due from this settlement has been applied to amounts owed by the Company to Inhibiton of $250,000 and Inhibiton agreed to waive any and all interest due or other fees associated with this payment.

NOTE 8 INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of July 31, 2005, are as follows:


     Deferred tax assets:
         Net operating loss carryforward                          $ 48,000
       Less valuation allowance                                    (48,000)
                                                                  --------
     Total net deferred tax assets:                               $   --
                                                                  ========

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 800 at July 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during fiscal 2005 and 2004 was an increase of approximately $8,000 and $40,000, respectively.

The Company had net operating loss carryforward amounting to approximately $120,000 at July 31, 2005. The Company may have had a change of ownership as defined by the Internal Revenue Code Section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carryforwards. At this point, the Company has not completed a change in ownership study and the exact impact of such limitations is unknown.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                        FOR THE YEAR ENDING JULY 31, 2005


NOTE 8 INCOME TAXES (CONTINUED)

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2005 and 2004, respectively, is as follows:

                                                         2005        2004
                                                        ------       ------

Tax at U.S. Statutory Rate:                               35.0%        35.0%
State tax rate, net of federal benefits                    5.0          5.0
Change in valuation allowance                            (40.0)       (40.0)
                                                        ------       ------
Effective tax rate                                         0.0%         0.0%
                                                        ======       ======