Form 10KSB/A
period 2005-07-31
INTERACTIVE GAMES INC.
filed 2005-12-20
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended July 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from to ________

Nevada	87-0567853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	not applicable

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

Transitional Small Business Disclosure Form (check one): Yes No X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Interactive Games, Inc.

We have audited the accompanying consolidated balance sheet of Interactive Games, Inc. as of July 31, 2005, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year ended July 31, 2005 and for the period December 3, 2003 (inception) through July 31, 2004 . These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Interactive Games, Inc. as of July 31, 2005, and the results of its operations and its cash flows for the year ended July 31, 2005 and for the period December 3, 2003 (inception) through July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $428,592 for the year ended July 31, 2005. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/Sherb & Co., LLP
     Sherb & Co., LLP
     Certified Public Accountants
Boca Raton, Florida
December 14, 2005