Form 10QSB
period 2005-10-31
INTERACTIVE GAMES INC.
filed 2005-12-20
CIK 1126411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2005

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number: 333-48746

                             INTERACTIVE GAMES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                                87-0567853
 ------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

         319 Clematis Street, Suite 803, West Palm Beach, Florida 33401
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (561) 651-1350
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the issuer's common stock, $.001 par value, outstanding at December 19, 2005 was 51,282,100. T

ransitional Small Business Disclosure Format: Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2005
                                   (Unaudited)


                                     ASSETS
Current Assets:
  Cash                                                              $    14,669
  Prepaid expenses and other current assets                              10,000
  Assets of discontinued operations                                       4,720
                                                                    -----------
     Total current assets                                                29,389

Property and equipment, net of
   accumulated depreciation of $2,850                                     2,245
                                                                    -----------

     Total assets                                                   $    31,634
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses                             $   314,752
  Note payable                                                           75,000
  Due to related parties                                              1,658,530
  Liabilities of discontinued operations                              2,235,830
                                                                    -----------

     Total current liabilities                                        4,284,112
                                                                    -----------

Stockholders' deficit:
  Preferred stock, par value $.001 per share,
     5,000,000 shares authorized,
     none issued and outstanding                                           --
  Common stock; $.001 par value, 100,000,000 shares
    authorized, 46,055,100 issued and outstanding                        46,055
  Additional paid-in capital                                         (3,249,416)
  Subscriptions receivable                                               (4,856)
  Deferred compensation                                                 (52,144)
  Accumulated other comprehensive loss                                 (116,058)
  Accumulated deficit                                                  (876,059)
                                                                    -----------

     Total stockholders' deficit                                     (4,252,478)
                                                                     -----------

     Total liabilities and stockholders' deficit                    $    31,634
                                                                    ===========


                                             INTERACTIVE GAMES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                     For the                  For the
                                                                   three months            three months
                                                                      ended                    ended
                                                                  October 31, 2005        October 31, 2004
                                                                  ----------------        ----------------
     Revenues                                                      $     28,630             $       --

     Cost of revenues                                                    20,877                     --
                                                                   ------------             ------------

     Gross profit                                                         7,753                     --

Operating expenses:
     Selling, general and administrative                                142,681                  145,200
                                                                   ------------             ------------

     Operating loss                                                    (134,928)                (145,200)
                                                                   ------------             ------------

Other expenses:
     Interest expense-related party                                     (34,758)                    (935)
     Interest expense                                                    (1,512)                    --
                                                                   ------------             ------------

          Total other expenses                                          (36,270)                    (935)
                                                                   ------------             ------------

     Loss before discontinued operations                               (171,198)                (146,135)

     Loss from discontinued operations                                    2,264                     --
                                                                   ------------             ------------

          Net loss                                                     (173,462)                (146,135)

     Other comprehensive loss
       Foreign currency translation adjustment                          (85,230)                    --
                                                                   ------------             ------------

          Comprehensive loss                                       $   (258,692)            $   (146,135)
                                                                   ============             ============

Basic and diluted net loss from continuing operations
     per common share                                              $      (0.00)            $      (0.00)
                                                                   ============             ============

Basic and diluted net loss from discountinued operations
     per common share                                              $       --               $       --
                                                                   ============             ============

Basic and diluted weighted average common shares
     outstanding                                                     46,055,100               46,013,767
                                                                   ============             ============




                                     INTERACTIVE GAMES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                   For the                 For the
                                                               Three-Month Period     Three-Month Period
                                                                    Ended                   Ended
                                                                October 31, 2005       October 31, 2004


Cash flows from operating activities:
Net loss before discontinued operations                           $(171,198)              $(146,135)
Adjustments to reconcile net loss before discontinued
operations to net cash used in operating activities:
  Amortization of deferred compensation                              51,255                  87,500
  Depreciation                                                          512                      47
Change in operating assets and liabilities:
  Prepaid expenses and other current assets                            --                     5,040
  Accrued interest payable                                           39,564                     935
  Accounts payable and accrued expenses                              47,882                  34,900
                                                                  ---------               ---------
Net cash used in continuing operating activities                    (31,985)                (17,713)
                                                                  ---------               ---------

Loss from discontinued operations                                    (2,264)                   --
Decrease in assets of discontinued operations                         2,016                    --
Increase in liabilities of discontinued operations                      248                    --
                                                                  ---------               ---------
Net cash used in discontinued operations                               --                      --

Net cash used in operating activities                               (31,985)                (17,713)
                                                                  ---------               ---------

Cash flows from investing activities:
   Purchases of property and equipment                                 --                    (3,235)
                                                                  ---------               ---------
Net cash used in investing activities                                  --                    (3,235)
                                                                  ---------               ---------

Cash flows from financing activities:

   Increase in due to related parties                                18,540                  20,500
                                                                  ---------               ---------

Net cash provided by financing activities                            18,540                  20,500
                                                                  ---------               ---------

Decrease in cash                                                    (13,445)                   (448)

Cash, beginning of period                                            28,114                   7,672
                                                                  ---------               ---------

Cash, end of period                                               $  14,669               $   7,224
                                                                  =========               =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                     $     363               $    --
                                                                  =========               =========

     Cash paid during the period for taxes                        $    --                 $    --
                                                                  =========               =========

Non-Cash Investing and Financing Activities:

Fair value of shares issued for services                          $    --                 $ 120,000
                                                                  =========               =========

                                                                                                  4

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)



1. Basis of presentation and summary of significant accounting policies:

     Organization:

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

     On February 1, 2005, Torpedo USA acquired all of the issued and outstanding common stock of Interactive Games, Inc. ("Interactive"), pursuant to a definitive merger agreement (the "Merger Agreement"). Interactive's plan is to deliver to its customers, gaming technology that produces a high return on investment by providing both software and gaming hardware. However, Interactive has few assets and minimal revenue-generating operations. In addition, the report of the Independent Registered Public Accounting Firm on Interactive's July 31, 2005 financial statements includes an explanatory paragraph that describes substantial doubt about Interactive's ability to continue as a going concern.

     Interactive is engaged in developing and marketing interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets. Interactive has access to a 20,000 square foot corporate office and showroom for shipment and storage of its products, both domestically and internationally in Fort Lauderdale, Florida. Interactive also leases office space in West Palm Beach, Florida and Las Vegas, Nevada. Additionally, Interactive, through its wholly owned subsidiary JamDirect, Inc., sells tickets for entertainment events.

     Pursuant to terms of the Merger Agreement, Torpedo USA, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,282 shares of Torpedo USA's common stock to the former Interactive shareholders in order for them to own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. The Company may issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly, Torpedo could issue up to an additional 3,457,453 shares to the former Interactive shareholders. In connection with the Merger Agreement, the former Interactive shareholders agreed to use their best efforts post-closing to cause Torpedo USA to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of Torpedo USA's liabilities. Such pay-off or disposal has not occurred to date. Finally, should Torpedo

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

            THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)


1. Basis of presentation and summary of significant accounting policies (continued):

     Organization (continued):

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

     Basis of presentation:

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

     Going concern and management's plans:

     The Company incurred a net loss of approximately $175,000 during the three-month period ended October 31, 2005. Additionally, one of its subsidiaries, Torpedo, is in bankruptcy proceedings, and the Company generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

                   INTERACTIVE GAMES, INC. AND SUBSIDIARIES

            THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)


1. Basis of presentation and summary of significant accounting policies (continued):

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

     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

     Concentration of credit risks:

     The Company is subject to concentrations of credit risk primarily from cash and assets from discontinued operations.

     The Company minimizes its credit risks associated with cash, including cash classified as assets from discontinued operations, by periodically evaluating the credit quality of its primary financial institutions.

     Cash and cash equivalents:

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Stock-based compensation:

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

                   INTERACTIVE GAMES, INC. AND SUBSIDIARIES

            THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)


1. Basis of presentation and summary of significant accounting policies (continued):

     Loss per common share:

     Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The outstanding warrants and options amounted to 5,227,500 at October 31, 2005 were excluded from the computation of the diluted loss per share due their antidilutive effect.

     Foreign currency transactions:

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

     Comprehensive loss:

     Comprehensive loss is defined as a change in equity during the period from transactions and other events and circumstances from non-owner resources.

     Included in this category is the change resulting from foreign currency translation adjustments from the Company's foreign subsidiary which amounted to approximately $85,000 for the three-month period ended October 31, 2005.

     Fair value of financial instruments:

     The carrying value of cash, assets of discontinued operations, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of the notes payable, and due to related parties approximate their fair value based on the Company's incremental borrowing rate. The fair value of the liabilities of discontinued operations is $0 at October 31, 2005 considering that there are substantially insufficient recoverable assets at the balance sheet date to repay such liabilities.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

            THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)


1. Basis of presentation and summary of significant accounting policies (continued):

     Income taxes:

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

     Recent accounting pronouncements:

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

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

            THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)


1. Basis of presentation and summary of significant accounting policies (continued):

     Revenue recognition:

     The Company recognizes revenue in accordance with Staff Accounting Bulletin
       No. 104, "Revenue Recognition in Financial Statements". This statement established that revenue can be recognized when persuasive evidence of an arrangement exists, the services have been delivered, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured. Fees earned from the sales of gambling machines and tickets for entertainment events are generally recognized upon receipt of cash from customers, which indicates that such customers have accepted the terms of the sale.

2.   Discontinued operations:

     Torpedo's operations were primarily located in Montreal, Canada.

     In conjunction with the Torpedo bankruptcy proceedings, a trustee was appointed to oversee the Torpedo estate. The Trustee's functions are to recover the maximum value of Torpedo's assets and discharge bankruptcy claims based on priority and pursuant to Canadian bankruptcy laws. The carrying amounts of Torpedo's assets and liabilities subject to compromise at October 31, 2005, are as follows:

Assets:
     Cash, held in trust                                              $    4,720
                                                                      ==========

Liabilites subject to compromise:
     Notes payable                                                    $  399,737
     Due to related party                                                133,047
     Accounts payable and accrued expenses                             1,703,046
                                                                      ----------

                                                                      $2,235,830
                                                                      ==========

     Liabilities subject to compromise above do not include intercompany payables which have been eliminated in the accompanying consolidated financial statements.

     The notes payable consist of three notes with carrying values ranging from approximately $32,000 to $232,000 and bearing interest ranging from 8% to 10%. The notes are unsecured and are in default.

     Due to related party consists of amounts owed to VP Sports and are comprised of management fees and accrued interest payable.

     The liabilities of Torpedo exceed the estimated net realizable values of Torpedo's assets and will not be sufficient to pay all obligations of Torpedo. Management is uncertain as to the ultimate disposition of these liabilities, but believes there is no significant exposure to the Company

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

            THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)


3.   Note payable:

     At October 31, 2005, the Company had an unsecured note payable of $75,000, bearing interest at 8%, which matured in April 2005. The note payable is in default at October 31, 2005.

4. Due to related parties:

     Due to related parties at October 31, 2005, consist of the following:

     o Due to related parties affiliated through common control of the Company's chief executive officer, unsecured, bearing interest at 9%, payable on demand, amounting to $667,830;

     o Due to related parties affiliated through common control of one the Company's stockholders, secured by substantially all assets of the Company, bearing interest at ranges from 8% to 10%, payable on demand, amounting to $680,603; This amount includes a $5,000 amount under a $150,000 revolving credit note, payable on demand after February 15, 2006. In connection with this revolving credit note, the Company will issue up to 15,000 options exercisable at a price of $0.20 per share and up to 135,000 options exercisable at a price equal to the then average closing bid price for the last 10 days immediately preceding the exercise of the options. The options expire on August 15, 2007. At October 31, 2005, the Company issued 500 options at an exercise price of $0.20. No value was attributed to such options because their fair value based on the Black Scholes model exceeded the fair value of the underlying price per share at the date of grant.

     o Due to stockholder, unsecured, bearing interest at 6%, payable on demand, amounting to $82,040;

     o Accrued interest on the aforementioned payables, amounting to $228,057.

     The Company recognized approximately $35,000 and $1,000 as interest expense in connection with the due to related parties during the three-month periods ended October 31, 2005 and 2004, respectively.

5.   Commitments and contingencies:

     Litigation :

     Due to Torpedo's inability to meet its obligations timely, certain creditors have initiated legal action against Torpedo, some of which have received judgments for payment.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

            THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)


5. Commitments and contingencies (continued):

     Litigation (continued):

     The Company is involved in other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

6.   Subsequent event:

     During December 2005, the Company issued 5,227,000 shares of common stock to, VP Sports, Inc. (an affiliate through common control of our CEO and CFO), pursuant to the Merger Agreement, as part of the consideration.

Item 2.    Management's discussion and analysis or plan of operation

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the accompanying consolidated financial statements of Torpedo Sports USA, Inc. for the three-month period ended October 31, 2005 and notes thereto.

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

The report of the independent registered public accounting firm on the Company's consolidated financial statements as of July 31, 2005, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.
Torpedo Sports, Inc. ("Torpedo") declared bankruptcy in May 2004, and at January 31, 2005 the Company has no business operations. At April 30, 2005, management believes that Torpedo's assets approximate their net realizable values.

The Company is in negotiations with VP Sports, Inc. (VP Sports), an affiliate, to sell 100% of its ownership interest in Torpedo. If this happens, VP Sports would assume the responsibility to liquidate Torpedo and relieve the Company of any further obligations of Torpedo. Presently, there is no assurance the Company will be successful in selling its ownership in Torpedo.

On February 1, 2005, Torpedo USA acquired all of the issued and outstanding common stock of Interactive Games, Inc. ("Interactive"), pursuant to a definitive merger agreement (the "Merger Agreement"). Interactive was formed in December 2003. Interactive's plan is to deliver to its customers, gaming technology that produces a high return on investment by providing both software and gaming hardware. However, Interactive has minimal assets and no revenue-generating operations. In addition, the report of the Independent Registered Public Accounting Firm on Interactive's July 31, 2005 and 2004 financial statements includes an explanatory paragraph that describes substantial doubt about Interactive's ability to continue as a going concern. Interactive is engaged in developing and marketing interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets. We have access to a 20,000 square foot corporate office and showroom for shipment and storage of our products, both domestically and internationally, in Fort Lauderdale, Florida. Interactive also occupies office space in West Palm Beach, Florida and Las Vegas, Nevada.

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

We conduct our sales of tickets for entertainment events and related activities through our wholly-owned subsidiary, JamDirect, Inc.

RESULTS OF OPERATION

For the three-month period ended October 31, 2005 compared to the three-month period ended October 31, 2004

                                             INTERACTIVE GAMES, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Increase/      Increase/
                                                 For the Three-Month Period         (Decrease)    (Decrease)
                                                      Ended October 31,            2005 vs 2004  2005 vs 2004
                                           --------------------------------------------------------------------
                                                 2005                  2004             $              %
                                           ------------------    ----------------------------------------------
Revenues                                            $ 28,630                  $ -       $ 28,630        NM

Cost of revenues                                      20,877                    -         20,877        NM
                                           ------------------    ----------------------------------------------

Gross profit                                           7,753                    -          7,753        NM

Operating expenses:
  Selling, general and administrative                142,681              145,200         (2,519)      -1.7%
                                           ------------------    ----------------------------------------------

Operating loss                                      (134,928)            (145,200)       (10,272)      -7.1%
                                           ------------------    ----------------------------------------------

Other income(expenses):
Interest expense-related party                       (34,758)                (935)        33,823        NM
Interest expense                                      (1,512)                   -          1,512        NM
                                           ------------------    ----------------------------------------------

     Total other income (expenses)                   (36,270)                (935)       (35,335)       NM
                                           ------------------    ----------------------------------------------

 Loss before discontinued operations                (171,198)            (146,135)        25,063       17.2%

Loss from discontinued operations                      2,264                    -          2,264        NM
                                           ------------------    ----------------------------------------------

Net loss                                            (173,462)            (146,135)        27,327       18.7%
                                           ==================    ==============================================


NM: not meaningful
                                                                                                             14

REVENUES

Revenues consist primarily of commissions earned pursuant to the sale of gambling products as well as sales of entertainment event tickets. The increase in revenues during the three-month period ended October 31, 2005 is primarily due to the launch of our gambling products during the latter part of fiscal 2005 and the launch of our entertainment event tickets during the first three-months ended October 31, 2005 while no such sales occurred during the three-months ended October 31, 2004.

COST OF REVENUES

Cost of revenues consists of costs for purchasing tickets resold to the public. The increase in cost of revenues during the first three-month period ended October 31, 2005 is primarily due to and the launch of our entertainment event tickets during the first three-months ended October 31, 2005 while no such sales occurred during the three-month period ended October 31, 2004.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, general and administrative expenses primarily consist of stock-based compensation to consultants as well as professional fees incurred to support our operations. The increase in sales, general and administrative expenses during the three-month period ended October 31, 2005 is primarily due to the increase in consulting services to accomodate the growth in the size of our operations since the launch of our gambling products during the latter part of fiscal 2005 and the launch of our entertainment event tickets during the first three-months ended October 31, 2005 offset by a decrease in amortization of deferred compensation. The decrease in amortization of deferred compensation is primarily due to several service agreements relating to the deferred compensation being terminated during fiscal 2005.

INTEREST EXPENSE AND INTEREST EXPENSE-RELATED PARTIES

Interest expense and interest expense-related parties consist of interest payable on various notes payable and due to related parties. The increase in interest expense during the three-month period ended October 31, 2005 when compared to the prior year period is primarily due to higher debt assumed by us upon the merger with Torpedo.

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations primarily consists of trustee fees associated with the bankruptcy proceedings of one of our subsidiaries, Torpedo. The decrease in loss from discontinued operations during the three-month period ended October 31, 2005 when compared to the prior year period is primarily due to the winding down of the bankruptcy trustee's services.

LIQUIDTY AND CAPITAL RESOURCES

We have used approximately $32,000 in cash from operating activities during the three-month period ended October 31, 2005, primarily resulting from

     o Our net loss of approximately $170,000 adjusted for amortization of deferred compensation of approximately $50,000;
     o Increase in unpaid accrued interest and accounts payable and accrued expenses of approximately $40,000 and $48,000, respectively.

During the three-month period ended October 31, 2005, we have also received net proceeds from related parties of approximately $19,000.

We have used approximately $18,000 in cash from operating activities during the three-month period ended October 31, 2004, primarily resulting from

     o Our net loss of approximately $146,000 adjusted for amortization of deferred compensation of approximately $88,000;
     o    Increase in accounts payable and accrued expenses of approximately
          $35,000

During the three-month period ended October 31, 2004, we have also incurred capital expenditures of approximately $3,000. Our operating and investing activities were funded from advances from related parties of approximately $20,000.

GOING CONCERN

We incurred a net loss of approximately $175,000 during the three-month period ended October 31, 2005. Additionally, one of our subsidiaries, Torpedo, is in bankruptcy proceedings, and we generated minimal revenues; Accordingly, we have no ready source of working capital. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While we may be able to raise funds through the issuance of debt or equity instruments, there is no assurance that we will raise sufficient funds to operate in the future.

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

Item 3.    Unregistered sales of equity securities and use of proceeds

During August 2005, we received $5,000 under a $150,000 revolving credit note, payable to Millenium Opportunity Fund, a company owned by one of our major shareholders through common control. The revolving credit note is payable on demand after February 15, 2006. In connection with this revolving credit note, the Company will issue up to 15,000 options exercisable at a price of $0.20 per share and up to 135,000 options exercisable at a price equal to the then average closing bid price for the last 10 days immediately preceding the exercise of the options. The options expire on August 15, 2007. During October 2005, we issued 500 options to Millenium Opportunity Fund at an exercise price of $0.20.

Item 4.    Controls and procedures

Our Chief Executive Officer and our Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for our Company. Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is recorded, processed, summarized, and reported in a timely manner.

The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II             OTHER INFORMATION

Item 6.             EXHIBITS

     (a) Exhibits

          10.1 Revolving Credit Note between Interactive Games, Inc. and Millenium Opportunity Fund dated August 15, 2005

          10.2 Loan Agreement between Interactive Games, Inc. and Millenium Opportunity Fund dated August 15, 2005

          31.1    Certification of the Chief Executive Officer pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

          31.2    Certification of the Chief Financial Officer pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906
                   Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Interactive Games, Inc.
                                         (Registrant)

Date: December 20, 2005                  By: /s/ Henry Fong
                                         -------------------------------------
                                         Henry Fong
                                         Chief Executive Officer


Date: December 20, 2005                  By: /s/ Barry Hollander
                                         -------------------------------------
                                         Barry Hollander
                                         Chief Financial Officer