Form 10KSB/A
period 2005-07-31
INTERACTIVE GAMES INC.
filed 2005-12-21
CIK 1126411

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

Date: December 15, 2005                  /S/ Henry Fong
                                         ---------------------------------------
                                         Henry Fong, Chief Executive Officer and
                                        Principal Executive Officer

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                       YEARS ENDED JULY 31, 2005 AND 2004

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated financial statements:

       Report of Independent Registered Public Accounting Firm             F-2

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


                                                 /s/  Sherb & Co., LLP
                                                 -------------------------------
                                                 Sherb & Co., LLP
                                                 Certified Public Accountants
Boca Raton, Florida
December 14, 2005


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