Form 10QSB
period 2006-01-31
INTERACTIVE GAMES INC.
filed 2006-03-21
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended January 31, 2006

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
(Address of principal executive offices) (Zip Code)

(561) 651-1350
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the issuer's common stock, $.001 par value, outstanding at March 14, 2006 was 51,282,100.

Transitional Small Business Disclosure Format: Yes |_| No |X|

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS OF JANUARY 31, 2006

ASSETS

CURRENT ASSETS
Cash	$230
Prepaid expenses and other current assets	16,250
Assets of discontinued operations	7,100
TOTAL CURRENT ASSETS	23,580

FIXED ASSETS
Property and equipment,
net of accumulated depreciation of $3,362	1,733

TOTAL ASSETS	$25,313

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank account overdraft	$532
Accounts payable and accrued expenses	356,595
Note payable	75,000
Due to related parties	1,762,982
Liabilities of discontinued operations	2,281,698
TOTAL CURRENT LIABILITIES	4,476,807

STOCKHOLDERS' DEFICIT
Preferred stock (par value $.001 per share, 5,000,000 shares authorized, no shares issued and outstanding)	-
Common stock ($.001 par value, 100,000,000 shares authorized; 51,282,100 issued and outstanding)	51,282
Additional paid-in capital	(3,247,177)
Subscriptions receivable	(4,856)
Deferred compensation	(20,894)
Accumulated other comprehensive loss	(161,762)
Accumulated deficit	(1,068,087)
TOTAL STOCKHOLDERS' DEFICIT	(4,451,494)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,313

See accompanying notes to unaudited financial statements

INTERACTIVE GAMES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2006 AND 2005

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
REVENUES
Revenues	$20,798	$-	$49,428	$-
Cost of revenues	1,960	-	22,837	-

GROSS PROFIT	18,838	-	26,591	-

OPERATING EXPENSES
Selling, general and administrative	170,771	144,499	317,981	289,699

OPERATING (LOSS)	(151,933)	(144,499)	(291,390)	(289,699)

OTHER (EXPENSE)
Interest expense-related party	(33,742)	(1,156)	(68,501)	(2,091)
Interest expense	(4,039)	-	(5,551)	-

TOTAL OTHER REVENUE (EXPENSES)	(37,781)	(1,156)	(74,052)	(2,091)

Loss before discontinued operations	(189,714)	(145,655)	(365,442)	(291,790)

Loss from discontinued operations	(2,312)	-	(48)	-

NET (LOSS)	$(192,026)	$(145,655)	$(365,490)	$(291,790)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$(45,704)	$-	$(130,934)	$-

COMPREHENSIVE LOSS	$(237,730)	$(145,655)	$(496,424)	$(291,790)

Basic and diluted net loss from
continuing operations per common share	**	$(0.01)	$(0.01)	$(0.02)
Basic and diluted net loss from
discontinued operations per common share	**	**	**	**
Basic and diluted weighted average
common shares outstanding	48,958,989	18,418,713	47,507,044	18,299,230

** Less than $.01

See accompanying notes to unaudited financial statements

INTERACTIVE GAMES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) before discontinued operations	$(365,442)	$(291,790)
Adjustments to reconcile net (loss) before discontinued operations to net cash provided by (used in) operating activities:
Amortization of deferred compensation	82,505	101,600
Depreciation	1,024	118
Common stock issued in connetion with merger agreement	5,227	-
Change in operating assets and liabilities:
(Increase) decrease in inventories	-	(5,375)
(Increase) decrease in prepaid expenses and other current assets	(6,250)	27,540
Increase in bank account overdraft	532	-
Increase in accounts payable and accrued expenses	89,725	1,112
Net cash (used in) continuing operating activities	(192,679)	(166,795)

Loss from discontinued operations	(48)	-
(Increase) in assets of discontinued operations	(364)	-
Increase in liabilities of discontinued operations	412	-
Net cash used in discontinued operations	-	-

NET CASH (USED IN) OPERATING ACTIVITIES	(192,679)	(166,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(14,734)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(14,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1,465
Increase in due to related parties	162,556	15,500
Increase (decrease) in additional paid-in capital	2,239	160,034
NET CASH PROVIDED BY FINANCING ACTIVITIES	164,795	176,999

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,884)	(4,530)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	28,114	7,672

END OF THE PERIOD	230	$3,142

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Nonmonetary assets acquired upon merger	$-	$-
Nonmonetary liabilities acquired upon merger	$-	$-
Fair value of options issued for notes payables	$7,466
Common stock issued in connection with merger	$5,227	$-

See accompanying notes to unaudited financial statements

INTERACTIVE GAMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)

1.   Basis of presentation and summary of significant accounting policies (continued):

      Organization (continued):

USA not dispose of all of its assets and liabilities within three months following the acquisition closing date, the Company will be required to issue an additional 500,000 shares to the former Interactive shareholders. The Company has determined that it will issue such shares once Torpedo USA has raised sufficient funds to satisfy up to $250,000 of its liabilities.

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

Going concern and management’s plans:

The Company incurred a net loss of approximately $355,000 during the six-month period ended January 31, 2006. Additionally, one of its subsidiaries, Torpedo, is in bankruptcy proceedings, and the Company generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)

1.  Basis of presentation and summary of significant accounting policies (continued):

      Going concern and management’s plans (continued):

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

Stock-based compensation:

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. No employee stock-based compensation was granted during fiscal 2005 and 2004.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)

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

Included in this category is the change resulting from foreign currency translation adjustments from the Company’s foreign subsidiary which amounted to approximately $131,000 for the six-month period ended January 31, 2006.

Fair value of financial instruments:

The carrying value of cash, assets of discontinued operations, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of the notes payable, and due to related parties approximate their fair value based on the Company's incremental borrowing rate.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)

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
SIX MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)

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

2.   Discontinued operations:

Torpedo’s operations were primarily located in Montreal, Canada. In conjunction with the Torpedo bankruptcy proceedings, a trustee was appointed to oversee the Torpedo estate. The Trustee's functions are to recover the maximum value of Torpedo's assets and discharge bankruptcy claims based on priority and pursuant to Canadian bankruptcy laws. The carrying amounts of Torpedo's assets and liabilities subject to compromise at January 31, 2006, are as follows:

Assets :
Cash, held in trust	$7,100

Liabilites subject to compromise: (1)
Notes payable	$407,938
Due to related party	135,777
Accounts payable and accrued expenses	1,737,983

$2,281,698

(1) Liabilities subject to compromise above do not include intercompany payables which have been eliminated in the accompanying consolidated financial statements.

The notes payable consist of three notes with carrying values ranging from approximately $32,000 to $232,000 and bearing interest ranging from 8% to 10%. The notes are unsecured and are in default.

Due to related party consists of amounts owed to VP Sports, USA Skate, Equitex, Gulfstream and are comprised of management fees and accrued interest payable.

The liabilities of Torpedo exceed the estimated net realizable values of Torpedo's assets and will not be sufficient to pay all obligations of Torpedo. Management is uncertain as to the ultimate disposition of these liabilities, but believes there is no significant exposure to the Company.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)

3.   Note payable:

At January 31, 2006, the Company had an unsecured note payable of $75,000, bearing interest at 8%, which matured in April 2005. The note payable is in default at January 31, 2006.

4.   Due to related parties:

Due to related parties at January 31, 2006, consist of the following:

•	Due to related parties affiliated through common control of the Company’s chief executive officer, unsecured, bearing interest at 9%, payable on demand, amounting to $667,830;

•
Due to related parties affiliated through common control of one the Company’s stockholders, secured by substantially all assets of the Company, bearing interest at ranges from 8% to 10%, payable on demand, amounting to $753,430; This amount includes a $41,700 amount under a $150,000 revolving credit note, payable on demand after February 15, 2006. In connection with this revolving credit note, as amended, the Company issued 150,000 options exercisable at a price of $0.10 per share. The options expire on August 15, 2007.

•	Due to stockholder, unsecured, bearing interest at 6%, payable on demand, amounting to $87,040;

•	Accrued interest on the aforementioned payables, amounting to $254,682.

The Company recognized approximately $34,000 and $68,000 as interest expense in connection with the due to related parties during the three-month and six-month periods ended January 31, 2006, respectively, compared to $1,156 and $2,091 during the same periods ended January 31, 2005, respectively.

5.  Commitments and contingencies:

Litigation :

Due to Torpedo's inability to meet its obligations timely, certain creditors have initiated legal action against Torpedo, some of which have received judgments for payment.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)

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

6.   Equity:

During December 2005, the Company issued 5,227,000 shares of common stock to VP Sports, Inc. (an affiliate through common control of our CEO and CFO), pursuant to the Merger Agreement.

Item 2. Management’s discussion and analysis or plan of operation

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the accompanying consolidated financial statements of Torpedo Sports USA, Inc. for the three-month and six-month periods ended January 31, 2006 and notes thereto.

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

RESULTS OF OPERATION

For the three-month and six-month periods ended January 31, 2006 compared to the three-month and six-month periods ended January 31, 2005

REVENUES

Revenues consist primarily of commissions earned pursuant to the sale of gambling products as well as sales of entertainment event tickets. The revenues were $20,798 and $49,428 for the three months and six months ended January 31, 2006, respectively. The increase in revenues is primarily due to the launch of our new gambling products during the latter part of fiscal 2005 and the launch of our entertainment event tickets while no such sales occurred during the same periods ended January 31, 2005.

COST OF REVENUES

Cost of revenues consists of costs for purchasing tickets resold to the public. The cost of revenues for the three months ended January 31, 2006 was $1,960 versus $0 for the same period in 2005. Cost of revenues as a percentage of revenues for the above period is approximately 9.4%. The cost of revenues for the six months ended January 31, 2006 was $22,837 versus $0 for the same period in 2005. The increase in cost of revenues during the six months ended January 31, 2006 is primarily due to and the launch of our entertainment event tickets during the above period while no such sales occurred during the same period ended January 31, 2005.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, general and administrative expenses were $170,771 and $317,981 for the three months and six months ended January 31, 2006, respectively, which primarily consisted of stock-based compensation to consultants as well as professional fees incurred to support our operations. Sales, general and administrative expenses were $144,499 and $289,699 for the three months and six months ended January 31, 2005, respectively. The increase in sales, general and administrative expenses during the above periods ended January 31, 2006, compared to the same periods ended January 31, 2005, is primarily due to the increase in consulting services to accommodate the growth in the size of our operations since the launch of our gambling products during the latter part of fiscal 2005 and the launch of our entertainment event tickets offset by a decrease in amortization of deferred compensation. The decrease in amortization of deferred compensation is primarily due to several service agreements relating to the deferred compensation being terminated during fiscal 2005.

INTEREST EXPENSE AND INTEREST EXPENSE-RELATED PARTIES

Interest expense and interest expense-related parties consist of interest payable on various notes payable and due to related parties. The Company recognized approximately $34,000 and $68,000 as interest expense in connection with the due to related parties during the three-month and six-month periods ended January 31, 2006, respectively, compared to $1,156 and $2,091 during the same periods ended January 31, 2005, respectively. The increase in interest expense during the three-month and six-month periods ended January 31, 2006 is primarily due to higher debt assumed by us upon the merger with Torpedo.

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations were $2,312 and $48 during the three-month and six-month periods ended January 31, 2006, which primarily consisted of trustee fees associated with the bankruptcy proceedings of one of our subsidiaries, Torpedo. There was no loss from discontinued operations during the same periods ended January 31, 2005.

LIQUIDTY AND CAPITAL RESOURCES

We have used approximately $193,000 in cash from operating activities during the six-month period ended January 31, 2006, primarily resulting from

•	Our net loss of approximately $365,000 adjusted for amortization of deferred compensation of approximately $82,000;
•	Increase in unpaid accrued interest and accounts payable and accrued expenses of approximately $89,725.

We have used approximately $167,000 in cash from operating activities during the six-month period ended January 31, 2005, primarily resulting from

•	Our net loss of approximately $291,790 adjusted for amortization of deferred compensation of approximately $102,000;
•	Decrease in prepaid expenses and other current assets of approximately $28,000.

GOING CONCERN

We incurred a net loss of approximately $365,000 during the six-month period ended January 31, 2006. Additionally, one of our subsidiaries, Torpedo, is in bankruptcy proceedings, and we generated minimal revenues; accordingly, we have no current source of working capital. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While we may be able to raise funds through the issuance of debt or equity instruments, there is no assurance that we will raise sufficient funds to operate in the future.

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

Item 3. Unregistered sales of equity securities and use of proceeds

As of January 31, 2006, we received $41,700 under a $150,000 revolving credit note, payable to Millennium Opportunity Fund, a company owned by one of our major shareholders through common control. The revolving credit note is payable on demand after February 15, 2006. In connection with this revolving credit note, as amended, the Company issued 150,000 options exercisable at a price of $0.10 per share. The options expire on August 15, 2007.

In December 2005, the Company issued 5,227,000 shares of common stock to VP Sports, Inc. (an affiliate through common control of our CEO and CFO), pursuant to the Merger Agreement.

Item 4. Controls and procedures

Quarterly Evaluation of Controls

    As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Henry Fong ("CEO"), and Barry Hollander, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

    Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the this quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

    Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

    Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

    The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of this quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

    Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

In December 2005, the Company issued 5,227,000 shares of common stock to VP Sports, Inc. (an affiliate through common control of our CEO and CFO), pursuant to a Merger Agreement. The shares were issued in connection with Merger.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. EXHIBITS

(a)	Exhibits

3.1	Articles of incorporation including amendments (1)

3.2	Bylaws (1)

10.1	Addendum to Revolving Credit Line dated January 15, 2006

10.2	Loan Agreement between Interactive Games, Inc. and Millennium Opportunity Fund dated August 15, 2005 (2)

10.3	Employment agreement with Henry Fong

10.4	Consulting contract with Market Voice, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into Form SB-2 filed with the Securities and Exchange Commission on October 27, 2000

(2)	Incorporated by reference into Form 10-QSB/A filed with the Securities and Exchange Commission on December 21, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Games, Inc. (Registrant)

Date: March 20, 2006	By:	/s/ Henry Fong
Henry Fong Chief Executive Officer

Date: March 20, 2006	By:	/s/ Barry Hollander
Barry Hollander Chief Financial Officer