Form 10QSB
period 2006-04-30
INTERACTIVE GAMES INC.
filed 2006-06-19
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended April 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

INTERACTIVE GAMES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0567853
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

319 Clematis Street, Suite 803, West Palm Beach, Florida 33401
(Address of principal executive offices) (Zip Code)

(561) 515-6030
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The total number of shares of the issuer's common stock, $.001 par value, outstanding at June 15, 2006 was 52,782,100.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended April 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF APRIL 30, 2006

ASSETS

CURRENT ASSETS:
Cash	$129,562
Prepaid expenses and other current assets	18,112
Assets of discontinued operations	7,577

Total current assets	155,251

Property and equipment, net of accumulated depreciation of $4,667	5,178
Debt issuance costs	44,985

Total assets	$205,414

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$17
Accounts payable and accrued expenses	427,230
Accrued registration rights penalty	128,100
Derivative liability convertible debentures	310,169
Note payable	75,000
Due to related parties	1,780,819
Liabilities of discontinued operations	2,355,498

Total current liabilities	5,076,833

LONG-TERM LIABILITIES:
Convertible debentures payable, net	1,950

Total liabilities	$5,078,783

STOCKHOLDERS' DEFICIT:
Preferred stock (par value $.001 per share, 5,000,000 shares authorized, no shares
issued and outstanding)	-
Common stock ($.001 par value, 100,000,000 shares authorized; 52,782,100 issued
and outstanding)	52,782
Additional paid-in capital	(3,128,677)
Subscriptions receivable	(4,856)
Accumulated other comprehensive loss	(235,321)
Accumulated deficit	(1,557,297)

Total stockholders' deficit	(4,873,369)

Total liabilities and stockholders' deficit	$205,414

See accompanying notes to unaudited financial statements.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2006 AND 2005

	Three months ended April 30,			Nine months ended April 30,
	2006	2005		2006	2005
Revenues:
Revenues	$4,466		$-	$53,893	$-
Cost of revenues	18,756		-	41,593	-

Gross profit (loss)	(14,290)		-	12,300	-

Operating expenses:
Selling, general and administrative	434,644		139,925	752,625	429,624

Loss from operations	(448,934)		(139,925)	(740,325)	(429,624)

Other income (expense):
Settlement income	-		217,800	-	217,800
Interest expense-related party	(33,202)		(43,365)	(101,703)	(45,456)
Interest expense	(7,073)		-	(12,624)	-

Total other income (expenses)	(40,275)		174,435	(114,327)	172,344

(Loss) income before discontinued operations	(489,209)		34,510	(854,652)	(257,280)

Loss from discontinued operations	-		(36,055)	(48)	(36,055)

Net loss	(489,209)		(1,545)	(854,700)	(293,335)

Other comprehensive loss:
Foreign currency translation adjustment	(73,559)		(162,590)	(204,493)	(162,590)

Comprehensive loss	(562,768)		(164,135)	(1,059,193)	(455,925)

Basic and diluted net loss from continuing operations
per common share	$(0.01)	$	**	$(0.02)	$(0.01)
Basic and diluted net loss from discontinued operations
per common share	**		**	**	**
Basic and diluted weighted average
Basic and diluted weighted average common shares
outstanding	51,868,568		45,831,200	47,435,860	33,186,762

** Less than $.01

See accompanying notes to unaudited financial statements.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED APRIL 30, 2006 AND 2005
	2006	2005
Cash flows from operating activities:
Net (loss) before discontinued operations	$(854,652)	$(257,280)

Adjustments to reconcile net (loss) before discontinued operations to net cash (used in) operating activities:
Amortization of deferred compensation	103,399	-
Amortization of discount on debentures payable	1,950	-
Amortization of debt issuance costs	315	-
Stock based compensation	120,000	296,912
Depreciation	2,329	1,017
Common stock issued in connection with merger agreement	5,227	-
Settlement income	-	(217,800)
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(8,112)	29,457
Increase in bank overdraft	17	-
Increase (decrease) in accounts payable and accrued expenses	160,360	(4,480)
Increase in amounts due to related parties	39,476	-
Increase in derivative liability	5,169	-
Increase in registration rights penalty	128,100	-
Net cash (used in) continuing operating activities	(296,422)	(152,174)

Loss from discontinued operations	(48)	(36,055)
(Increase) decrease in assets of discontinued operations	(841)	244,928
Increase (decrease) in liabilities of discontinued operations	205,146	(342,639)
Net cash (used in) discontinued operations	204,257	(133,766)

Net cash (used in) operating activities:	(92,165)	(285,940)

Cash flows from investing activities:
Purchase of property and equipment	(4,750)	(14,735)
Cash received in recapitalization	-	329

Net cash (used in) investing activities	(4,750)	(14,406)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	6,200
Proceeds from debentures payable	305,000	-
Placement fees paid	(45,300)	-
Repayments of note payable	(100,400)	(71,224)
Proceeds from advances and loans from related parties	241,317	164,053
Increase in additional paid-in capital	2,239	-

Net cash provided by financing activities	402,856	99,029

Effect of exchange rate on cash	(204,493)	195,269

Net increase (decrease) in cash and cash equivalents	101,448	(201,317)

Cash and cash equivalents, beginning of period	28,114	7,672

Cash and cash equivalents, end of period	$129,562	$(193,645)

Non-cash investing and financial activities:
Fair value of options issued for notes payable	$7,466	$-
Common stock issued in connection with merger	$5,227	$-

See accompanying notes to unaudited financial statements.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)

1. Basis of presentation, recent events and summary of significant accounting policies:

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

Pursuant to terms of the Merger Agreement, Torpedo USA, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,282 shares of Torpedo USA's common stock to the former Interactive stockholders in order for them to own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. The Company may issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly, Torpedo could issue up to an additional 3,457,453 shares to the former Interactive stockholders. In connection with the Merger Agreement, the former Interactive stockholders agreed to use their best efforts post-closing to cause Torpedo USA to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of Torpedo USA's liabilities. Such pay-off or disposal has not occurred to date. Finally, should Torpedo USA not dispose of all of its assets and liabilities within three months following the acquisition closing date, the Company will be required to issue an additional 500,000 shares to the former Interactive stockholders. The Company has determined that it will issue such shares once Torpedo USA has raised sufficient funds to satisfy up to $250,000 of its liabilities.

In conjunction with the Merger Agreement, Torpedo USA changed its name to Interactive Games, Inc. and approved an increase in its authorized common stock ($0.001 par value) from 50,000,000 shares to 100,000,000 shares.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)

1. Basis of presentation, recent events and summary of significant accounting policies (continued):

Organization (continued):

The acquisition of Interactive by Torpedo USA was accounted for as a reverse merger because on a post-merger basis, the former Interactive stockholders hold a majority of the outstanding common stock of Torpedo USA on a voting and fully diluted basis. As a result, Interactive was deemed to be the acquirer for accounting purposes. Accordingly, the financial statements presented, from inception, are those of Interactive for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of Interactive prior to the acquisition have been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of Torpedo USA's and Interactive's common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Interactive) is carried forward after the acquisition.

Recent events:

On April 24, 2006, the Company executed a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Holders”) under which the Company agreed to sell and the Holders agreed to purchase our convertible Debentures due three years from the final Closing Date under the Purchase Agreement (each, a “Debenture”) in the aggregate principal amount of up to $700,000 bearing interest at the rate of 6% per annum and convertible into shares of our common stock at a conversion price (the “Conversion Price”) for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Corporation’s common stock for the 20 trading days immediately preceding the date of conversion.

On April 24, 2006, (the “Initial Closing Date”), we completed the sale of an aggregate of $225,000 in Debentures under the Purchase Agreement, and on April 28, 2006, (the “Second Closing Date”) we completed the sale of an additional aggregate of $85,000 in Debentures under the Purchase Agreement. We received net proceeds of $259,700 from these transactions, after transaction-related expenses, including cash commissions payable to our placement agent.

The Debentures are due three years from the final Closing Date under the Purchase Agreement (the “Maturity Date”), unless prepayment of the Debentures is required in certain events, as described below. The Debentures are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Corporation’s common stock for the twenty (20) trading days immediately preceding the date of conversion. In addition, the Debentures provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Corporation or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Corporation.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)

1. Basis of presentation, recent events and summary of significant accounting policies (continued):

Recent events (continued):

The outstanding principal balance of each Debenture bears interest, in arrears, at six percent (6%) per annum, payable (i) upon conversion, or (ii) on the Maturity Date, in shares of our common stock at the Conversion Price. Upon the occurrence of an Event of Default (as defined in the Purchase Agreement), then the Corporation is required to pay interest to the holder of each outstanding Debenture (“Holder” or “Holders”), at the option of the Holders (i) at the rate of lesser of eighteen percent (18%) per annum and the maximum interest rate allowance under applicable law, and (ii) the Holders may at their option declare the Debentures, together with all accrued and unpaid interest (the “Acceleration Amount”), to be immediately due and payable.

The Corporation may at its option call for redemption all or part of the Debentures prior to the Maturity Date, as follows:

(i)
The Debentures called for redemption shall be redeemable for an amount (the “Redemption Price”) equal to (x) if called for redemption prior to the date which is nine months from the date of issuance (the “Issuance Date”), 115%, if called for redemption on or after the date that is nine months after the Issuance Date but prior to the first anniversary of the Issuance Date, 131%, in either case of the principal amount called for redemption, plus (y) interest accrued through the day immediately preceding the date of redemption.

(ii)	If fewer than all outstanding Debentures are to be redeemed, then all Debentures shall be partially redeemed on a pro rata basis.

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of April 24, 2006 (Registration Rights Agreement”), with the Holders of the Debentures to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder. Pursuant to the Registration Rights Agreement, the Company contemplates making an offering of common stock (or other equity securities convertible into or exchangeable for common stock) registered for sale under the Securities Act or proposes to file a Registration Statement covering any of its securities other than (i) a registration of Form S-8 or S-4, or any successor or similar forms; and (ii) a shelf registration under Rule 415 for the sole purpose of registering shares to be issued in connection with the acquisition of assets, the Company will at each such time give prompt written notice to the Holders’ representative and the Holders of its intention to do so. Upon the written request of any Holder made within thirty (3) days after the receipt of any such notice, the Company has agreed to use its best efforts to effect the registration of all such registrable securities which the Company has been so requested to register by the Holders, to the extent requisite to permit the disposition by the requesting Holders of their registrable securities pursuant to the Registration Statement.

The Company has also entered into a Registration Rights Agreement, pursuant to which we have agreed to give prompt written notice to the Debenture Holders if we decide to make an offering of our common stock registered for sale under the Securities Act or to file a Registration Statement covering any of our securities other than (i) a registration Form S-8

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)

1. Basis of presentation, recent events and summary of significant accounting policies (continued):

Recent events (continued):

or S-4 and (ii) a shelf registration under Rule 415. If the Company defaults on any of the provisions of the Registration Rights Agreement, it has agreed to pay liquidated damages of 2% per month. Accordingly, in connection with the Registration Rights Agreement, the Company received an expense and accrued estimated registration rights penalties of $128,100, which are included in the accompanying financial statements.

Basis of presentation:

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Going concern and management’s plans:

The Company incurred a net loss of approximately $854,700 during the nine-month period ended April 30, 2006. Additionally, one of its subsidiaries, Torpedo, is in bankruptcy proceedings, and the Company generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

The Company is in negotiations with VP Sports, Inc. ("VP Sports"), a company affiliated through common control, to sell 100% of its ownership interest in Torpedo to VP Sports. Of the $257,900 proceeds received from the Debentures, approximately $100,000 was paid to VP Sports. Upon VP Sports receiving an additional $150,000, VP Sports would assume the responsibility to liquidate Torpedo and relieve the Company of any further obligations of Torpedo.

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

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)

1. Basis of presentation, recent events and summary of significant accounting policies (continued):

Concentration of credit risks (continued):

The Company minimizes its credit risks associated with cash, including cash classified as assets from discontinued operations, by periodically evaluating the credit quality of its primary financial institutions.

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company will recognize the cost resulting from al stock-based payment transactions including shares issued under its stock option plans in the financial statements. There were no stock options outstanding as of April 30, 2006.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company did not issue any stock options during the three months ended April 30, 2006.

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

Foreign currency transactions:

The financial statements of the Company's discontinued foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive loss, included as a separate item in stockholders' deficit. Gains and losses from foreign currency transactions are included in loss from discontinued operations.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)

1. Basis of presentation, recent events and summary of significant accounting policies (continued):

Comprehensive loss:

Comprehensive loss is defined as a change in equity during the period from transactions and other events and circumstances from non-owner resources.

Included in this category is the change resulting from foreign currency translation adjustments from the Company’s foreign subsidiary which amounted to approximately $205,000 for the nine-month period ended April 30, 2006.

DERIVATIVE FINANCIAL INSTRUMENTS
On June 29, 2005, the EITF ratified Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”. EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is “conventional” for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In September 2005, Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”. EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require and issuer to use its “best efforts” to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period, and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value. The Company has adopted view C of this pronouncement, which has resulted in the registration rights being bifurcated and accounted for a fair value.

Fair value of financial instruments:

The carrying value of cash, assets of discontinued operations, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of the notes payable, and due to related parties approximate their fair value based on the Company's incremental borrowing rate.

Income taxes:

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset,

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)

1. Basis of presentation, recent events and summary of significant accounting policies (continued):

Income taxes (continued):

SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

Recent accounting pronouncements:

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company has adopted FAS No. 123R and it has had no material impact on our financial position.

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

Revenue recognition:

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". This statement established that revenue can be recognized when persuasive evidence of an arrangement exists, the services have been delivered, all significant contractual obligations have been satisfied, the fee is fixed or

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)

1. Basis of presentation, recent events and summary of significant accounting policies (continued):

Revenue recognition (continued):

determinable and collection is reasonably assured. Fees earned from the sales of gambling machines and tickets for entertainment events are generally recognized upon receipt of cash from customers, which indicates that such customers have accepted the terms of the sale.

2. Discontinued operations:

Torpedo’s operations were primarily located in Montreal, Canada. In conjunction with the Torpedo bankruptcy proceedings, a trustee was appointed to oversee the Torpedo estate. The Trustee's functions are to recover the maximum value of Torpedo's assets and discharge bankruptcy claims based on priority and pursuant to Canadian bankruptcy laws. The carrying amounts of Torpedo's assets and liabilities subject to compromise at April 30, 2006, are as follows:

Assets :
Cash, held in trust	$7,577

Liabilities subject to compromise: (1)
Notes payable	$421,132
Due to related party	140,169
Accounts payable and accrued expenses	1,794,197

$2,355,498

(1)	Liabilities subject to compromise above do not include intercompany payables which have been eliminated in the accompanying consolidated financial statements.

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

3. Convertible debentures payable:

In April 2006, the Company entered into a Purchase Agreement (Note 1) with various accredited investors for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions. As of April 30, 2006, the Company completed the sale of the aggregate $305,000 in Debentures under the Purchase Agreement. We received $259,700 from these transactions net of $45,300 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes. For the three and nine months ended April 30, 2006, debt issuance costs were $315. At April 30, 2006, accrued interest payable on these notes was $312.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)

3. Convertible debentures payable (continued):

The Debentures are convertible at 75% of the lowest closing bid price per share of the Company’s common stock for the twenty (20) days immediately preceding the date of conversion. The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture.

The Company determined that the conversion feature of the convertible Debentures represents an embedded derivative since the Debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible Debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted separately as derivatives with a corresponding value recorded as liability. Accordingly, the fair value if these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Debentures. Such discount will be accreted from the date of issuance to the maturity date of the Debentures. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations. The $305,000 face amount of the Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this Debenture resulted in an initial debt discount on April 24, 2006 of $305,000 and an initial loss on the valuation of derivative liabilities of $74,096.

At April 30, 2006, the Company revalued this derivative liability, and accordingly, the Company reduced the initial recorded loss (of $74,096) and the accrued liability on the valuation by $68,927.

In April 2006, the Company issued 1,500,000 shares of its common stock to Divine Capital Markets, LLC and/or its designees as consideration for its services as the placement agent in connection with the financing transaction described above. The Company recorded a stock compensation expense of $120,000 (based upon the market value of the Company’s common stock on the date of issuance), which is included in general and administrative expenses for the three and nine months ended April 30, 2006.

4. Note payable:

At April 30, 2006, the Company had an unsecured note payable of $75,000, bearing interest at 8%, which matured in April 2005. The note payable is in default at April 30, 2006.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)

5. Due to related parties:

Due to related parties at April 30, 2006, consist of the following:

•	Due to related parties affiliated through common control of the Company’s chief executive officer, unsecured, bearing interest at 9%, payable on demand, amounting to $567,830;

•
Due to related parties affiliated through common control of one the Company’s stockholders, secured by substantially all assets of the Company, bearing interest at ranges from 8% to 10%, payable on demand, amounting to $789,770; This amount includes a $130,150 amount under a $150,000 revolving credit note, payable on demand after February 15, 2006. In connection with this revolving credit note, as amended, the Company issued 150,000 options exercisable at a price of $0.10 per share. The options expire on August 15, 2007.

•	Due to stockholder, unsecured, bearing interest at 6%, payable on demand, amounting to $84,583;

•	Accrued interest on the aforementioned payables, amounting to $293,069.

The Company recognized approximately $33,202 and $101,703 as interest expense in connection with the due to related parties during the three-month and nine-month periods ended April 30, 2006, respectively, compared to $43,365 and $45,456 during the three and nine month periods ended April 30, 2005, respectively.

6. Commitments and contingencies:

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

7. Equity:

In April 2006, the Company issued 1,500,000 shares of its common stock to a placement agent as fees related to the debenture offering.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the accompanying consolidated financial statements of Torpedo Sports USA, Inc. for the three-month and nine-month periods ended April 30, 2006 and notes thereto.

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

Torpedo Sports, Inc. ("Torpedo") declared bankruptcy in May 2004, and at April 30, 2005 the Company has no business operations. At April 30, 2005, management believes that Torpedo's assets approximate their net realizable values.

The Company is in negotiations with VP Sports, Inc. ("VP Sports"), a company affiliated through common control, to sell 100% of its ownership interest in Torpedo to VP Sports. Of the $257,900 proceeds received from the Debentures, $100,000 was paid to VP Sports. Upon VP Sports receiving an additional $150,000, VP Sports would assume the responsibility to liquidate Torpedo and relieve the Company of any further obligations of Torpedo.

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

Pursuant to terms of the Merger Agreement, Torpedo USA, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,282 shares of Torpedo USA's common stock to the former Interactive stockholders in order for them to own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis.

In conjunction with the Merger Agreement, Torpedo USA changed its name to Interactive Games, Inc. and approved an increase in its authorized common stock ($0.001 par value) from 50,000,000 shares to 100,000,000 shares.

The acquisition of Interactive by Torpedo USA was accounted for as a reverse merger because on a post-merger basis, the former Interactive stockholders hold a majority of the outstanding common stock of Torpedo USA on a voting and fully diluted basis. As a result, Interactive was deemed to be the acquirer for accounting purposes. Accordingly, the financial statements presented are those of Interactive for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of Interactive prior to the acquisition will be retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of Torpedo USA's and Interactive's common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Interactive) will be carried forward after the acquisition.

We conduct our sales of tickets for entertainment events and related activities through our wholly-owned subsidiary, JamDirect, Inc.

RESULTS OF OPERATION

For the three-month and nine-month periods ended April 30, 2006 compared to the three-month and nine-month periods ended April 30, 2005

REVENUES

Revenues consist primarily of commissions earned pursuant to the sale of gambling products as well as sales of entertainment event tickets. The revenues were $4,466 and $53,893 for the three months and nine months ended April 30, 2006, respectively. The increase in revenues is primarily due to the launch of our new gambling products during the latter part of fiscal 2005 and the launch of our entertainment event tickets while no such sales occurred during the same periods ended April 30, 2005.

COST OF REVENUES

Cost of revenues consists of costs for purchasing tickets resold to the public. The cost of revenues for the three and nine months ended April 30, 2006 was $18,756 and $41,593 versus $0 for the same periods in 2005. The increase in cost of revenues during the three and nine months ended April 30, 2006 is primarily due to and the launch of our entertainment event tickets during the above period while no such sales occurred during the same period ended April 30, 2005.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, general and administrative expenses were $434,644 and $752,625 for the three months and nine months ended April 30, 2006, respectively. The expenses for the nine months ended April 30, 2006, primarily consisted of stock-based compensation of $120,000 to the placement agent regarding the debentures and $104,399 of deferred stock based compensation to consultants as well as registration rights penalties of $128,100, professional fees of $66,144 and consulting expenses of $57,576. General operating and administrative expenses were $277,486 incurred to support our operations.

For the nine months ended April 30, 2005, we recorded stock-based compensation expense of $296,912, attributable to the recording of stock-based compensation in connection with the issuance of common stock to officers and consultants and the amortization of deferred compensation.

For the nine ended April 30, 2005, we recorded consulting expense of $32,292, attributable to the amortization of prepaid expenses related to a consulting contract entered into in the 2004 period for promotion services.

For the nine months ended April 30, 2005, we recorded professional fees of $16,340 related to the merger.

For the nine months ended April 30, 2005, we incurred general and administrative expenses of $84,080, attributable to marketing expenses of approximately $21,000 attributable to our participation in trade shows and expenses attributable to Torpedo of approximately $25,000, as well as general operation expenses.

Sales, general and administrative expenses were $139,925 and $429,624 for the three months and nine months ended April 30, 2005, respectively. The decrease in amortization of deferred compensation is primarily due to several service agreements relating to the deferred compensation being fully amortized during fiscal 2005.

INTEREST EXPENSE AND INTEREST EXPENSE-RELATED PARTIES

Interest expense and interest expense-related parties consist of interest payable on various notes payable and due to related parties. The Company recognized approximately $33,202 and $101,703 as interest expense in connection with the due to related parties during the three-month and nine-month periods ended April 30, 2006, respectively, compared to $43,305 and $45,456 during the same periods ended April 30, 2005, respectively. The increase in interest expense during the three-month and nine-month periods ended April 30, 2006 is primarily due to higher debt assumed by us upon the merger with Torpedo.

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations was $48 during the nine-month period ended April 30, 2006, which primarily consisted of trustee fees associated with the bankruptcy proceedings of one of our subsidiaries, Torpedo. Loss from discontinued operations during the three and nine months ended April 30, 2005 was $36,055.

LIQUIDITY AND CAPITAL RESOURCES

We have used approximately $297,000 in cash from operating activities during the nine-month period ended April 30, 2006, primarily resulting from

•	Our net loss of approximately $855,000 adjusted for depreciation and amortization expenses of approximately $108,000 substantially comprised of deferred compensation of approximately $103,000;
•	Increase in unpaid accrued expenses and accounts payable and accrued expenses of approximately $200,000;
•	Increases in registration rights penalty and derivative liability of approximately $133,200.

Net cash provided by financing activities was $402,856 for the nine months ended April 30, 2006. The significant activity was comprised of the Company receiving $259,700, net of placement costs for debentures sold, and $241,317 from related party advances, offset by repayments to related parties of $100,400.

Net cash used in operating activities for the nine months ended April 30, 2005 was $152,174. Cash used in operating activities for the nine months ended April 30, 2005, represents the net loss of $257,280 from continuing operations, a net loss of $36,055 from discontinued operations, settlement income of $217,800, a decrease in accounts payable and accrued expenses of $4,480 and a net decrease in net liabilities from discontinued operations of $97,711 offset by depreciation expense of $1,017, stock based compensation expense $296,912 and a decrease in other current assets of $29,457.

Net cash used in investing activities for the nine months ended April 30, 2005 was $14,406 and was substantially attributable to acquisitions of property and equipment.

Net cash provided by financing activities for the nine months ended April 30, 2005 was $99,029. During the nine months ended April 30, 2005, we received $164,053 from related party advances and loans and proceeds of $6,200 from the sale of common stock offset by the repayment of notes payable of $(71,224)

GOING CONCERN

We incurred a net loss of approximately $855,000 during the nine-month period ended April 30, 2006. Additionally, one of our subsidiaries, Torpedo, is in bankruptcy proceedings, and we generated minimal revenues; accordingly, we have no current source of working capital. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While we may be able to raise funds through the issuance of debt or equity instruments, there is no assurance that we will raise sufficient funds to operate in the future.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company will recognize the cost resulting from al stock-based payment transactions including shares issued under its stock option plans in the financial statements. There were no stock options outstanding as of April 30, 206.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company did not issue any stock options during the three months ended April 3, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No, 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The Company adopted SFAS No. 123(R) on January 1, 2006. The adoption of this standard did not have an impact on the Company’s results of operations as no options were issued during the quarter ended April 30, 2006 and all options outstanding prior to the adoption of SFAS 123(R) by the Company very fully-vested. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

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

ITEM 3.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 30, 2006, we received $130,150 under a $150,000 revolving credit note, payable to Millennium Opportunity Fund, a company owned by one of our major stockholders through common control. The revolving credit note is payable on demand after February 15, 2006. In connection with this revolving credit note, as amended, the Company issued 150,000 options exercisable at a price of $0.10 per share. The options expire on August 15, 2007.

In December 2005, the Company issued 5,227,000 shares of common stock to VP Sports, Inc. (an affiliate through common control of our CEO and CFO), pursuant to the Merger Agreement.

In April 2006, the Company issued 1,500,000 shares of common stock to a placement agent pursuant to the debenture offering.

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

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of this quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

In April 2006, the Company issued 1,500,000 shares of common stock to a placement agent pursuant to a debenture offering.  The stock was valued at $120,000 or $0.08 per share.

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

Interactive Games, Inc.
(Registrant)

Date: June 19, 2006	By: /s/ Henry Fong
Henry Fong
Chief Executive Officer

Date: June 19, 2006	By: /s/ Barry Hollander
Barry Hollander
Chief Financial Officer