Form 10KSB
period 2006-07-31
INTERACTIVE GAMES INC.
filed 2006-11-14
CIK 1126411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to ________

                        Commission file number 333-48746

                            Interactive Games, Inc.
                 (Name of small business issuer in its charter)

             Nevada                                    87-0567853
  ------------------------------           ------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

  319 Clematis Street, Suite 803
     West Palm Beach, Florida                                     33401
------------------------------------------                 -----------------
(Address of principal executive offices)                       (Zip Code)

                     Issuer's telephone number 561-515-6030
                                               ------------

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class             Name of each exchange on which registered

               None                                  not applicable
      --------------------                  -------------------------------
      (Title of each class)

         Securities registered under Section 12(g) of the Exchange Act:

                                      none
                                   ---------
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year. $53,423 for the fiscal year ended July 31, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on November 13, 2006 ($0.085 per share) is approximately $2,711,000

November 6, 2006 52,782,100 shares of common stock are issued and outstanding.

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

        Transitional Small Business Disclosure Form (check one): Yes     No X
                                                                 ----   -----

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

Interactive Games, Inc. was formed to develop, license and market specialty slot machine and mobile entertainment software. Our product line seeks to provide a unique game experience by combining advanced technology with engaging content, celebrity licensing, vivid graphics and rich sound. Our primary focus has been to build a strong base of clients for our gaming and other applications, provide value added consulting services and continue the development of our gaming and mobile entertainment products. Our products include licensed slot machine tiles and gaming software, mobile games and wireless entertainment products with vertical markets and services for event tickets, music, ring tones and real tones from popular artists. Our products are developed and marketed internationally in the regulated gaming and wireless industry. Our target markets include Class III specialty licensing and mobile gaming applications.

Company management has held discussions with a few private companies whom have indicated an interest in developing a strategic alliance, merger, reverse merger, or other form of corporate consolidation or combination with the Company. Management is currently in discussions with a number of firms that initially appear to be good matches for such a combination with the Company. No definitive or binding agreements have been reached or entered into. If such an undertaking is completed with any one of these firms, it could result in a significant restructuring, as well as a change in control of the Company, including the possibility that the Company would no longer exist in its present form or organization. There is no assurance that a transaction will be completed nor if shareholder's long-term value would be maximized if a transaction is completed. However, given the current circumstances of the Company, our business sector outlook, and the competing factors we face, such a transaction may be the best option available to management for the long-term enhancement of our shareholder value.

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

MARKETING AND SALES

Our marketing activities will vary depending upon whether a wireless or mobile game title is based upon a licensed or an original property. A licensed property has pre-existing brand popularity and thus often requires less initial effort by us to promote. Our marketing efforts for titles based upon original properties will begin in advance of a title's release and focus on building positive awareness of our game concepts with consumers and retailers alike. Our public relations promotional activities for original titles in fiscal 2006 and 2005 included coverage in broadcast, print and online media targeting enthusiast, lifestyle and major mainstream outlets. Additionally, we continue to increase our corporate public relations efforts by establishing relationships with leading technology, retail outlets and strategic business alliances.

Our marketing strategy is also establishing an identity within the proprietary Class III specialty slot machine celebrity licenses, and wireless applications for both the regulated gaming and wireless industry. By trying to capitalize on the relationships and industry contacts we have established in the past. We will work with licensed distributors and wireless carriers leveraging relationships in various jurisdictions for product placement.

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

We may be able to compete favorably in the principal competitive factors in our market, which will consist of the following:

o We will seek to build broad and deep distribution channels and third party content providers with strong carrier relationships;

o   We will seek to build of a diverse portfolio of high-quality applications;
    and

o We will seek to establish technical capability and management experience and expertise.

We have limited revenues and limited working capital, there are no assurances whatsoever that we will ever be able to effectively compete in our target market. Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. As a result, these companies may be able to adapt more quickly to changes in customer preferences and may be able to devote greater resources to the promotion and sale of their competing products.

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

EMPLOYEES

As of October 15, 2006, we have no full-time employees.

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

On February 1, 2005, we acquired all of the issued and outstanding common stock of Interactive. Pursuant to terms of the merger agreement, in exchange for all of the issued and outstanding common shares of Interactive we issued 27,037,282 shares of our common stock to the former Interactive shareholders in order for them to own 51% of our outstanding common stock on the closing date of the merger, on a fully diluted basis. We agreed to issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of our outstanding common stock (based on the shares outstanding at the time of closing). Accordingly, we could issue up to an additional 3,457,453 shares to the former Interactive shareholders. As of October 30, 2006, we have not issued any of these additional shares. In connection with the merger agreement, the former Interactive shareholders agreed to use their best efforts post-closing to cause our company to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of our liabilities. As of October 31, 2006, $100,000 has been paid. Finally, if Torpedo USA did not dispose of all of assets and liabilities within three months following the acquisition closing date, we were required to issue an additional 500,000 shares to the former Interactive shareholders. The Company has determined that it will issue such shares once Torpedo USA has raised sufficient shares to satisfy up to $250,000 of its liabilities. As described below, we are currently in discussions for the sale of Torpedo Canada

In conjunction with the merger agreement, we changed our name to Interactive Games, Inc. and approved an increase in our authorized common stock from 50,000,000 shares to 100,000,000 shares.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $1,857,000 as of July 31, 2006. In addition, for the years ended July 31, 2006 and 2005 we incurred a comprehensive loss of $1,301,412 and $459,240, respectively. We have a working capital deficit of approximately $5,138,000 at July 31, 2006 and cash on hand of approximately $10,900. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods and we will need to raise substantial amounts of capital to pay our current obligations and implement our business model. No assurances can be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue obtaining financing to meet our working capital requirements we may have to curtail our business sharply, or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

All of our assets serve as collateral under debt obligations to a related party which are due upon demand. In addition, we are in default under a $75,000 promissory note.

At July 31, 2006 we owe parties which are affiliated to our company through common control an aggregate of $1,783,760. All of these amounts are due on demand. In addition, we have granted E2000, Inc., Gulfstream Financial Partners, Ltd and USA Skate Corporation, affiliates (the "Affiliates") through common control by Henry Fong, our CEO, a security interest in all of our assets. We do not presently have sufficient capital to satisfy these obligations if the Affiliates should demand payment of the amounts due them. If any of the Affiliates should demand payment of the amounts due it, upon our default the Affiliates would be entitled to foreclose on our assets which would prevent us from continuing our operations. Finally, we owe an unrelated third party $75,000 under an unsecured note which matured in April 2005 and is currently in default.

Without the addition of qualified personnel, for which we do not currently have adequate financial capacity, we may not be able to manage growth and expansion and may not be able to grow our company to profitability.

In order to grow our Company, we will require additional personnel, and would incur the associated higher levels of operating expenses. We currently do not have the resources available for this requirement. In order to manage operations effectively, we will need to continuously implement and improve our operational, financial, and management information systems, as well as manage customer service, personnel and business systems. Our ultimate success may be dependent in part upon our ability to attract and retain additional personnel in such areas as product development, operations, management, manufacturing, customer service and marketing. There can be no assurance that suitable persons for such areas can be located or retained, or that we will successfully meet the other challenges imposed by a highly competitive market and rapid growth.

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

We have had limited success in generating revenues from operations, and our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. We will need to raise additional capital to continue to implement our business plan and to pay our obligations as they become due. We do not have any commitments from any third parties for additional capital and there can be no assurances that we will be successful in raising additional working capital. If we cannot raise capital as needed, we may be unable to continue our operations.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended July 31, 2006. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our report for the fiscal year ended July 31, 2007.

While we would like to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, we do not have the resources available and accordingly, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our corporate headquarters is located in West Palm Beach, Florida, where we sublease approximately 1700 square feet from an affiliated party, under a lease that expires in April 2007. We also sublease additional office space from an affiliated company for $3,500 per month that expires September 2007. We lease other executive office facilities in Las Vegas, Nevada on a month to month basis. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.

ITEM 3.   LEGAL PROCEEDINGS.

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

In addition to the foregoing, from time to time we may be involved in other litigation relating to claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. We may also be subject to claims arising out of our operations in the normal course of business. As of the date of this Form 10-K, we are not a party to any such other litigation that would have a material adverse effect on us or our business

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the symbol "IGAM." The following table sets forth the high and low closing sale prices for our common stock as reported on the OTCBB and for the last two fiscal years and the subsequent interim period. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

      Fiscal 2005                   High                       Low

      October 31, 2004             $ 0.35                     $ 0.20
      January 31, 2005               0.33                       0.18
      April 30, 2005                 0.26                       0.18
      July 31, 2005                  0.22                       0.07

      Fiscal 2006                   High                       Low

      October 31, 2005             $ 0.25                     $ 0.09
      January 31, 2006               0.39                       0.18
      April 30, 2006                 0.40                       0.06
      July 31, 2006                  0.09                       0.06

On November 3, 2006 the last reported sale prices of the common stock on OTCBB was $0.06 per share. As of October 3, 2006 there were 63 stockholders of record of the common stock according to our transfer agent. This amount excludes an indeterminate number of stockholders whose shares are held in "street" or "nominee" name.

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

In April 2006, the Company issued 1,500,000 shares of its common stock to a placement agent as fees related to a debenture offering.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 and 2003 Stock Option Plans.

                      Equity Compensation Plan Information
                                                                              Number of securities
                                                                              remaining available
                                                                              for future issuance
                          Number of securities        Weighted-average            under equity
                            to be issued upon        exercise price of         compensation plans
                               exercise of              outstanding          (excluding securities
                          outstanding options,       options, warrants        reflected in column
     Plan category         warrants and rights           and rights                   (a)
------------------------- ---------------------- -- --------------------- -- -----------------------
                                   (a)                      (b)                       (c)
------------------------- ---------------------- -- --------------------- -- -----------------------
Equity compensation             2,527,000                 $0.22                    800,000
plans not approved by
security holders

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the year ended July 31, 2006 and 2005 and notes thereto appearing elsewhere in this annual report.

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

Results of Operations

For the year ended July 31, 2006 compared to the year ended July 31, 2005.

                                                    For the year ended                  Increase/
                                                         July 31,                      (decrease)
                                            -----------------------------------
                                                 2006                2005            2006 vs 2005
                                            ---------------   -----------------    ---------------
Revenues                                         $  53,423           $  76,920         $  (23,497)
Cost of revenues                                    43,887                   -             43,887
                                            ---------------   -----------------    ---------------
Gross profit                                         9,536              76,920            (67,384)

Operating expenses:
  Selling, general and administrative              974,473             636,166            338,807
                                            ---------------   -----------------    ---------------

Operating loss                                    (964,937)           (559,246)          (405,691)
                                            ---------------   -----------------    ---------------
Other income (expenses):
  Gain on settlement                                     -             254,900           (254,900)
  Interest expense, related party                 (142,516)            (72,035)            70,481
  Interest expense                                 (46,866)             (8,776)            38,090
                                            ---------------   -----------------    ---------------

     Total other income (expenses)                (189,382)            174,089            363,471
                                            ---------------   -----------------    ---------------

Loss before discontinued operations             (1,154,319)           (385,157)          (769,162)
Loss from discontinued operations                      (48)            (43,435)           (43,483)
                                            ---------------   -----------------    ---------------

Net loss                                     $  (1,154,367)         $ (428,592)        $ (725,775)
                                            ===============   =================    ===============

Revenues

Revenues consist primarily of commissions earned pursuant to the sale of gambling products and ticket sales. The decrease in revenues is primarily due to fewer commissions earned on sales of gambling products.

Sales, general and administrative expenses

Sales, general and administrative expenses primarily consist of stock-based compensation to consultants as well as professional fees incurred to support our operations. The increase in sales, general and administrative expenses during fiscal 2006 is primarily due to an increase in professional fees, stock compensation costs, rent and accrued salaries. These increases were offset by a reduction in the amortization of deferred compensation which was amortized over a full year during fiscal 2005 while it was amortized over a lesser number of months during fiscal 2006.

Gain on settlement

Gain on settlement consists of monies received pursuant to a one-time settlement with Inhibiton Therapeutics, Inc. which occurred during fiscal 2005. No similar settlement occurred during fiscal 2006.

Interest expense and interest expense-related parties

Interest expense and interest expense-related parties consist of interest payable on various note payable and due to related parties. The increase in interest expense during fiscal 2006 when compared to fiscal 2005 is primarily due to higher debt in the current fiscal year.

Loss from discontinued operations

Loss from discontinued operations primarily consists of trustee fees associated with the bankruptcy proceedings of Torpedo Canada. The increase in loss from discontinued operations in fiscal 2005 compared to fiscal 2004 is attributable to our assumption of the discontinued operations upon the merger of Interactive with our company.

Liquidity and Capital Resources

We have used approximately $192,000 in cash from operating activities during fiscal 2006, primarily resulting from:

     o Our net loss of approximately $1,154,000 adjusted for amortization of deferred compensation of approximately $103,000, stock-based compensation of $120,000, software impairment expense of $55,000, other amortization and depreciation of approximately $40,000;

     o Increase in unpaid accrued interest and accounts payable and amounts due to related parties of approximately $227,000 and $131,000, respectively; and

     o Increase in liabilities of discontinued operations amounting to approximately $175,000.

During fiscal 2006, we have also incurred capital expenditures of approximately $60,000 and repaid approximately $144,000 of notes payable. These amounts were funded from net proceeds of $324,950 from the sale of debentures, and advances from related parties of approximately $193,000.

At July 31, 2006 we had cash on hand of $10,888 and a working capital deficit of $5,138,111. Included in our liabilities at July 31, 2006 are $1,783,760 which is due to related parties, $75,000 due to an unaffiliated third party under a promissory note which is presently in default and $2,324,987 of liabilities related to Torpedo Canada.

Results of Operations

For the year ended July 31, 2005 compared to the period from December 4, 2003 (Inception) to July 31, 2004.

                                                 For the year ended                 Increase
                                                      July 31,                     (decrease)
                                         -----------------------------------
                                              2005               2004            2005 vs 2004
                                         ---------------   -----------------   ----------------
Revenues                                      $ 76,920                   -           $ 76,920

Operating expenses:
  Selling, general and administrative          636,166           $ 272,530            363,636
                                         ---------------   -----------------   ----------------

Operating loss                                (559,246)           (272,530)           286,716
                                         ---------------   -----------------   ----------------

Other income (expenses):
  Gain on settlement                           254,900                   -            254,900
  Interest expense, related party              (72,035)                  -             72,035
  Interest expense                              (8,776)             (1,475)             7,301
                                         ---------------   -----------------   ----------------

     Total other income (expenses)             174,089              (1,475)          (175,564)
                                         ---------------   -----------------   ----------------

Loss before discontinued operations           (385,157)           (274,005)           111,152
Loss from discontinued operations               43,435                   -             43,483
                                         ---------------   -----------------   ----------------

Net loss                                    $ (428,592)         $ (274,005)         $ 154,587
                                         ===============   =================   ================

Revenues

Revenues consist primarily of commissions earned pursuant to the sale of gambling products. The increase in revenues is primarily due to the first sales we generated during fiscal year 2005 while no such sales occurred during 2004.

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

Liquidity and Capital Resources

We have generated approximately $36,000 in cash from operating activities during fiscal 2005, primarily resulting from:

     o Our net loss of approximately $385,000 adjusted for amortization of deferred compensation of approximately $404,000;

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

We incurred a net loss of $1,096,667 during fiscal 2006. Additionally, one of our subsidiaries, Torpedo Canada, is in bankruptcy proceedings, and we generated minimal revenues; accordingly, we have no ready source of working capital. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. While we may be able to raise funds through the issuance of debt or equity instruments, there is no assurance that we will raise sufficient funds to operate in the future.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 is not expected to have an impact on the Company's financial statements.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective on January 1, 2008. The Company is currently evaluating the impact of this pronouncement on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS 158 is not expected to have a material effect on the Company's financial statements.

In  September  2006,  the  Securities  and  Exchange   Commission  issued  Staff
Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements , which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company is required to adopt SAB 108 for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material effect on the Company's financial statements.

ITEM 7.   FINANCIAL STATEMENTS.

Our financial statements beginning on Page F-1 appear at the end of this annual report.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and Director of Finance and Controller (the principal financial officer), evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, and taking into consideration the significant deficiencies identified in the letter from the Company's auditor as discussed below, the Chief Executive Officer and Director of Finance and Controller concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports. The Company's management received a letter dated November 13, 2006 (the "Letter") from Sherb & Co., LLP, our independent auditors, addressed to the Chairman of the Company's Board of Directors in connection with the audit of our financial statements as of July 31, 2006 which identified certain matters involving internal control and its operation that they consider to be significant deficiencies or material weaknesses under the standards of the Public Company Accounting Oversight Board. This material weakness was related to: (1) ineffective controls for identifying, recording and accounting for expenses incurred on behalf of the Company by a consultant. Subsequent to July 31, 2006, the Company added resources and has made improvements in its controls for the weakness stated above.

In addition, the Company will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures on an ongoing basis and are committed to taking further action and implementing enhancements or improvements, as necessary, and as funds allow.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officers and Directors

  Name                     Age    Offices held

  Henry Fong               71     Director, Chief Executive Officer and
                                  President

  Barry Hollander          49     Chief Financial Officer

  Thomas Olson             40     Secretary/Treasurer

HENRY FONG
Mr. Fong has served as our President, CEO and sole member of our Board of Directors since 2002. Mr. Fong has been the president, treasurer and a director of Equitex, Inc. since its inception. Since 1999 Mr. Fong has been a director of iGenisys, Inc., a business project management software company. From December 2000 to January 2002, Mr. Fong was a director of PopMail.com, Inc., a publicly traded Internet marketing company. From July 1996 to October 1997, Mr. Fong was a director of Stellant, Inc. (f/k/a Intranet Solutions, Inc.), a publicly-held investee company which provided internet/intranet solutions to Fortune 1000 companies and was the chairman of the board and treasurer of its predecessor company, MacGregor Sports and Fitness, Inc. from February 1991 until the two companies merged in July 1996. From January 1993 to January 1999, Mr. Fong was chairman of the board and chief executive officer of California Pro Sports, Inc., a publicly traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. From 1959 to 1982, Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981, he was assigned to senior supervisory positions at the Department of Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive
Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

BARRY HOLLANDER
Mr. Hollander has our Chief Financial Officer since 2002. Mr. Hollander has been the chief financial officer of VP Sports since March 1999. From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor. In 1999 California Pro merged with Imaginon, Inc. Mr. Hollander has been in the sporting goods industry since 1980 in various accounting, senior management and executive positions. Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

THOMAS OLSON
Mr. Olson has served as our Secretary since April 2002. Mr. Olson has been secretary of Equitex, Inc. since January 1988. From February 1990 to February 2000, Mr. Olson was a director, and from May 1994 to February 2000, secretary of Immune Response, Inc., a publicly held investee of Equitex which merged with Opticon Medical, Inc., in February 2000. Since March 2003, Mr. Olson has been a director of Chex Services, Inc., a wholly owned subsidiary of Equitex, Inc. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

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

ITEM 10. EXECUTIVE COMPENSATION .

The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

Summary Compensation Table

                                                                                    Long-Term
                                                                                   Compensation
                           Annual Compensation                                        Awards
                       --------------------------                                  -----------
Name &                                                          Other Annual                           All Other
Principal                          Salary         Bonus         Compensation         Options          Compensation
Position                  Year      ($)            ($)               ($)            & SARs(#)             ($)
--------                  ----      ---            ---               ---            ---------             ---

Henry Fong                2006     80,000          -0-               -0-               -0-                -0-
Director, Chief           2005     30,000          -0-               -0-               -0-                -0-
Executive Officer         2004     30,000          -0-               -0-               -0-                -0-
and President

Barry Hollander,          2006     10,000          -0-               -0-               -0-                -0-
Chief Financial           2005      -0-            -0-               -0-               -0-                -0-
Officer                   2004     45,000          -0-               -0-               -0-                -0-

Tom Olson,                2006     30,000          -0-               -0-               -0-                -0-
Secretary and             2005     30,000          -0-               -0-               -0-                -0-
Treasurer                 2004     30,000          -0-               -0-               -0-                -0-

Stock Option Information

There were no stock options granted in fiscal years ending July 31, 2006 and 2005.

The following table sets forth certain information regarding stock options held as of July 31, 2006 by the Named Executive Officers.

Aggregate  Option  Exercises  in Year Ended July 31,  2006 and  Year-End  Option
Values

                                                           Number of
                                                          Securities              Value of
                                                          Underlying             Unexercised
                                                          Unexercised           In-the-Money
                                                            Options            Options at July
                         Shares                      at July 31, 2006 (#)       31, 2006 (#)
                       Acquired on       Value           Exercisable/           Exercisable/
        Name          Exercise (#)   Realized ($)        Unexercisable          Unexercisable
        ----          ------------   ------------        -------------          -------------

Henry Fong                 -0-            -0-             900,000/-0-            -0-/-0- (1)
Barry Hollander            -0-            -0-             500,000/-0-            -0-/-0- (1)
Thomas Olson               -0-            -0-             250,000/-0-            -0-/-0- (1)


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

In March 2002, the Company granted 1,000,000 options to purchase common stock under the 2002 Stock Option Plan (the "2002 Plan"). Of these 1 million options, 113,000 have been exercised, 60,000 have been cancelled, and 827,000 expired during fiscal year ending July 31, 2006. There are no outstanding options FROM the 2002 Plan.

In January 2004, the Company granted 1,700,000 options to purchase common stock under the 2003 Stock Option Plan to officers and directors, exercisable at $0.20 per share. These options are all currently outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At October 20, 2006, there were 52,782,100 shares of our common stock issued and outstanding. The following table sets forth, as of that date information known to us relating to the beneficial ownership of these shares by:

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

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management

The following table contains information as of July 31, 2006, for any person, known to us, to be the beneficial owner of more than five (5) percent or more of the outstanding shares of the class, each person who is a director or executive officer of us and all persons as a group who are directors and executive officers and as to the percentage of outstanding shares so held by them as of July 31, 2006.

                                          Shares of      Percentage of
                                        Common Stock      Common Stock
Name and Address of Beneficial Owner      Owned (1)          Owned
-------------------------------------- ---------------- -----------------
Henry Fong                               4,592,738 (2)          8.6%
7315 E Peakview Avenue
Englewood, CO 80111

Michele Friedman                            16,675,713         31.6%
777 Flagler Dr S., 8th Floor
West Palm Beach, FL 33401

Barry Hollander                            663,357 (4)          1.2%
319 Clematis St., Suite 803
West Palm Beach, FL 33401

Thomas Olson                               601,277 (3)          1.1%
7315 E Peakview Avenue
Englewood, CO 80111

All officers and directors as a
group (three persons)                    5,897,372 (5)         10.8%

(1) As of July 31, 2006, 52,782,100 shares of our common stock were outstanding.

(2) Includes 900,000 shares underlying options granted under our 2003 Stock Option Plan; includes 1,794,465 shares of common stock owned by a partnership in which Mr. Fong is a partner; includes 1,060,673 shares owned by a corporation in which Mr. Fong is an 80% shareholder.

(3) Includes 250,000 shares underlying options granted under our 2003 Stock Option Plan.

(4) Includes 500,000 shares underlying options granted under our 2003 Stock Option Plan.

(5) Includes 1,650,000 shares underlying options granted under our 2003 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In July 2003, an employee loaned us $50,000 CAD ($35,695 U.S.). In July 2003, $13,000 CAD ($9,281U.S.) of this loan was repaid. As of July 31, 2006 we owe $32,708 (U.S.), which is included in liabilities from discontinued operations at July 31, 2006.

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

At July 31, 2006 we owe VP Sports, Inc., a related party through common control by Mr. Fong, our CEO, an aggregate of $568,230 for advances substantially made in 2000. The balance bears interest at 9% per annum and is due upon demand.

At July 31, 2006 we owe three affiliated companies through common control by Henry Fong, our CEO, $651,553. This amount was substantially advanced to us in 2000 and is secured by a security interest in all of our assets. The outstanding amount bears interest at ranges from 8% to 10% and is payable upon demand.

Finally, at July 31, 2006 we owe Michael Friedman, a stockholder of our company, $100,059 which was advanced to us during the year ended July 31, 2006 and 2005 and used by us for working capital. This amount bears interest at rate of 6% per annum and is due upon demand.

                                     PART IV

ITEM 13. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.         DESCRIPTION

2.1 Agreement Concerning the Exchange of Securities by and among Torpedo Sports USA, Inc., Torpedo Newco, Inc. and Interactive Grams, Inc. and the security holders of Interactive Games, Inc. (1)

2.2        Merger document as filed with Nevada

3.1 Certificate of Amendment increasing authorized common and changing name

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2006 and 2005. The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for the years ended July 31, 2006 and 2005, respectively.

                                      2006              2005
                                --------------    --------------

Audit fees                           $ 20,625          $ 17,500
Audit-related fees                     10,500             8,500
Tax fees                                                      -
All other fees                                                -

                                --------------    --------------
   Total                             $ 31,165          $ 26,000
                                ==============    ==============

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to the years ended July 31, 2006 and 2005, respectively, were pre-approved by the entire Board of Directors.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006                     INTERACTIVE GAMES, INC.

                                                     (Registrant)

                                   By /S/ Henry Fong
                                      -------------------
                                      Henry Fong, Chief Executive Officer and
                                      Principal Executive Officer


                                   By /S/ Barry Hollander
                                      ---------------------
                                      Barry Hollander, Chief Financial Officer

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 14, 2006            By /S/ Henry Fong
                                      -------------------
                                      Henry Fong, Chief Executive Officer and
                                      Principal Executive Officer

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                       YEARS ENDED JULY 31, 2006 AND 2005

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                    F-2

Consolidated financial statements:

Consolidated balance sheet                                                 F-3

Consolidated statements of operations                                      F-4

Consolidated statement of changes in stockholders' deficit and other
comprehensive income                                                       F-5

Consolidated statements of cash flows                                      F-7

Notes to consolidated financial statements                                 F-8

To the Board of Directors
Interactive Games, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Interactive Games, Inc. and Subsidiaries as of July 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended July 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Games, Inc. and Subsidiaries, as of July 31, 2006 and the consolidated results of their operations and their cash flows for the years ended July 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses from operations of $1,154,367 and $428,592 respectively, for the years ended July 31, 2006 and 2005. These matters raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Sherb & Co., LLP
                                                Certified Public Accountants
Boca Raton, Florida
November 14, 2006

                  INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2006

                                     ASSETS

Current assets:
    Cash                                                        $     10,888
    Prepaid expenses and other current assets                         12,917
    Assets of discontinued operations                                  7,549
                                                                -------------

          Total current assets                                        31,354

Property and equipment, net of accumulated depreciation
 of $5,575                                                             4,270
Debt issuance costs                                                   55,141
                                                                -------------

          Total assets                                          $     90,765
                                                                =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                       $    494,018
    Accrued registration rights penalty                              161,700
    Derivative liability convertible debentures                      330,000
    Note payable                                                      75,000
    Due to related parties                                         1,783,760
    Liabilities of discontinued operations                         2,324,987
                                                                -------------

          Total current liabilities                                5,169,465

Long-term liabilities:
    Convertible debentures payable, net                               32,032
                                                                -------------

          Total liabilities                                        5,201,497
                                                                -------------

Stockholders' deficit:
    Preferred stock, par value $.001 per share,
     5,000,000 shares authorized, no shares issued and
     outstanding
    Common stock, $.001 par value, 100,000,000
     shares authorized; 52,782,100 issued and
     outstanding                                                      52,782
    Additional paid-in capital                                    (3,128,677)
    Accumulated other comprehensive loss                            (177,873)
    Accumulated deficit                                           (1,856,964)
                                                                -------------

          Total stockholders' deficit                             (5,110,732)
                                                                -------------

          Total liabilities and stockholders' deficit           $     90,765
                                                                =============

                See notes to consolidated financial statements.

                             INTERACTIVE GAMES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JULY 31, 2006 AND 2005


                                                             2006             2005
                                                       ---------------   --------------
Revenues:
     Revenues                                          $       53,423    $      76,920
     Cost of revenues                                          43,887                -
                                                       ---------------   --------------

           Gross profit                                         9,536           76,920

Operating expenses:
     Selling, general and administrative                      974,473          636,166
                                                       ---------------   --------------

           Loss from operations                              (964,937)        (559,246)
                                                       ---------------   --------------

Other income (expenses)
     Settlement income                                              -          254,900
     Interest expense, related parties                       (142,516)         (72,035)
     Interest expense                                         (46,866)          (8,776)
                                                       ---------------   --------------

           Total other income (expenses)                     (189,382)         174,089
                                                       ---------------   --------------

Loss before discontinued operations                        (1,154,319)        (385,157)

Loss from discontinued operations                                 (48)         (43,435)
                                                       ---------------   --------------

           Net loss                                        (1,154,367)        (428,592)

Other comprehensive loss:
     Foreign currency translation adjustment                 (147,045)         (30,828)
                                                       ---------------   --------------

           Comprehensive loss                          $   (1,301,412)    $   (459,420)
                                                       ===============   ==============

Basic and diluted net loss from continuing
     operations per common share                       $        (0.02)    $      (0.01)
                                                       ===============   ==============
Basic and diluted net loss from discontinued
     operations per common share                                   **               **
                                                       ===============   ==============

Basic and diluted weighted average common shares
     outstanding                                           49,798,739       46,037,095
                                                       ===============   ==============

**Less than $.01

                See notes to consolidated financial statements.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND OTHER COMPREHENSIVE INCOME

                   FOR THE YEARS ENDED JULY 31, 2006 AND 2005

                                                                      Common stock       Additional      Stock
                                                                 -----------------------   paid-in    subscription  Deferred
                                                                   Shares      Amount      capital     receivable  compensation
                                                                 ----------- ----------- ------------  ------------------------

Balance, July 31, 2004                                           44,798,767      44,799   $ 3,081,855     $(4,856)   $(359,896)

Recapitalization, February 1, 2005                                        -      (1,200)   (6,805,831)

Issuance of shares pursuant to the merger agreement               1,215,000       1,215      320,485

Fair value of shares issued pre-merger, Interactive                               1,200       147,916                 (147,914)

Issuance of shares of common stock for cash consideration            41,333          41        6,159

Amortization of deferred compensation                                                                                 404,411

Net loss

Foreign currency translation adjustment
                                                                 ----------- ----------- ------------  -----------  -----------

Balance at July 31, 2005                                         46,055,100      46,055    (3,249,416)     (4,856)    (103,399)

Amortization of deferred compensation                                                                                  103,399

Fair value of issuance of options and warrants                                                 7,466

Issuance of shares pursuant to the merger agreement               5,227,000       5,227        (5,227)

Issuance of shares in connection with convertible debentures      1,500,000       1,500       118,500

Reversal of previously recorded subscription receivable                                                     4,856

Net loss

Foreign currency translation adjustment
                                                                 ----------- ----------- -------------  -----------  -----------

Balances, July 31, 2006                                          52,782,100  $   52,782  $ (3,128,677) $         -   $       -
                                                                 =========== =========== =============  ===========  ===========

                                                              F-5
                                                           continued

                  INTERACTIVE GAMES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND OTHER COMPREHENSIVE INCOME
                                  (CONTINUED)

                   FOR THE YEARS ENDED JULY 31, 2006 AND 2005


                                                           Accumulated
                                                              other                        Total
                                                           comprehensive  Accumulated  stockholders'
                                                             income        deficit    (deficit) equity
                                                           ------------ ------------  ----------------
Balance, July 31, 2004                                        $      -    $ (274,005) $ 2,487,897

Recapitalization, February 1, 2005                                                     (6,807,031)

Issuance of shares pursuant to the merger agreement                                       321,700

Fair value of shares issued pre-merger, Interactive                                         1,202

Issuance of shares of common stock for cash consideration                                   6,200

Amortization of deferred compensation                                                     404,411

Net loss                                                                   (428,592)     (428,592)

Foreign currency translation adjustment                        (30,828)                   (30,828)
                                                           ------------ ------------ -------------

Balance at July 31, 2005                                       (30,828)    (702,597)   (4,045,041)

Amortization of deferred compensation                                                     103,399

Fair value of issuance of options and warrants                                              7,466

Issuance of shares pursuant to the merger agreement                                             -

Issuance of shares in connection with convertible debenture                               120,000

Reversal of previously recorded subscription receivable                                     4,856

Net loss                                                                  (1,154,367)  (1,154,367)

Foreign currency translation adjustment                       (147,045)                  (147,045)
                                                           ------------ ------------ -------------

Balances, July 31, 2006                                    $  (177,873) $ (1,856,964) $(5,110,732)
                                                           ============ ============= =============

                          See notes to consolidated financial statements.

                                                  F-6

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JULY 31, 2006 AND 2005

                                                                           2006               2005
                                                                    -----------------   ----------------
Cash flows from operating activities:
    Net (loss) before discontinued operations                       $     (1,154,319)    $     (385,157)
Adjustments to reconcile net (loss) before discontinued operations to net cash
    (used in) provided by operating activities:
       Software impairment                                                    55,000
       Bad debt expense                                                        4,856                  -
       Amortization of deferred compensation                                 103,399            404,411
       Amortization of discount on debentures payable                         32,032                  -
       Amortization of debt issuance costs                                     4,909                  -
       Stock based compensation                                              120,000                  -
       Depreciation                                                            3,237              3,317
Change in operating assets and liabilities:
    Decrease in prepaid expenses and other current assets                          -             24,832
    Increase in accounts payable and accrued expenses                        227,148             93,629
    Increase in amounts due to related parties                               131,236                  -
    (Decrease) in derivative liability                                       (55,000)                 -
    Increase in registration rights penalty                                  161,700                  -
                                                                    -----------------   ----------------
Net cash (used in) provided by continuing operating activities              (365,802)           141,032
                                                                    -----------------   ----------------
Loss from discontinued operations                                                (48)           (43,435)
(Increase) decrease in assets of discontinued operations                        (813)           251,611
Increase (decrease) in liabilities of discontinued operations                174,635           (312,871)
                                                                    -----------------   ----------------
Net cash provided by (used in) discontinued operations                       173,774           (104,695)
                                                                    -----------------   ----------------

Net cash (used in) provided by operating activities:                        (192,028)            36,337
                                                                    -----------------   ----------------

Cash flows from investing activities:
    Purchase of property and equipment                                       (59,750)            (4,735)
    Cash received in recapitalization                                              -                329
                                                                    -----------------   ----------------

Net cash used in investing activities                                        (59,750)            (4,406)
                                                                    -----------------   ----------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                         -              6,200
    Proceeds from debentures payable                                         385,000                  -
    Placement fees paid                                                      (60,050)                 -
    Repayments of note payable                                              (144,025)           (17,786)
    Proceeds from advances and loans from related parties                    193,206                  -
    Increase in additional paid-in capital                                     7,466                  -
                                                                    -----------------   ----------------

Net cash provided by (used in) financing activities                          381,597            (11,586)

Effect of exchange rate on cash                                             (147,045)                97
                                                                    -----------------   ----------------

Net (decrease) increase in cash and cash equivalents                         (17,226)            20,442

Cash and cash equivalents, beginning of period                                28,114              7,672
                                                                    -----------------   ----------------
Cash and cash equivalents, end of period                            $         10,888     $       28,114
                                                                    =================   ================
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                          $          3,984     $            -
                                                                    =================   ================
    Cash paid during the year for taxes                             $              -     $            -
                                                                    =================   ================
Non-cash investing and financial activities:
    Nonmonetary assets acquired upon merger                         $              -     $      251,611
                                                                    =================   ================
    Nonmonetary liabilities acquired upon merger                    $              -     $    4,374,787
                                                                    =================   ================
    Fair value of options and shares issued for notes payable and
       services                                                     $          7,466     $      120,000
                                                                    =================   ================
    Common stock issued in connection with merger                   $          5,227     $            -
                                                                    =================   ================

                           See notes to consolidated financial statements.

                                                   F-7

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDING JULY 31, 2006 AND 2005

1. Organization, basis of presentation and summary of significant accounting policies:

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

     On February 1, 2005, Torpedo USA acquired all of the issued and outstanding common stock of Interactive Games, Inc. ("Interactive"), pursuant to a definitive merger agreement (the "Merger Agreement"). Interactive's original plan was to deliver to its customers, gaming technology by providing both software and gaming hardware. However, Interactive has few assets and minimal revenue-generating operations. Interactive attempts to develop and market interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets. Interactive has access to a 20,000 square foot corporate office and showroom for shipment and storage of its products, both domestically and internationally in Fort Lauderdale, Florida. Interactive also leases office space in West Palm Beach, Florida and Las Vegas, Nevada.

     Pursuant to terms of the Merger Agreement, Torpedo USA, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,282 shares of Torpedo USA's common stock to the former Interactive shareholders in order for them to own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. The Company may issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly, Torpedo could issue up to an additional 3,457,453 shares to the former Interactive shareholders. In connection with the Merger Agreement, the former Interactive shareholders agreed to use their best efforts post-closing to cause Torpedo USA to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of Torpedo USA's liabilities. Although $100,000 was paid, such pay-off or disposal has not been completed as of October 31, 2006. Finally, should Torpedo USA not dispose of all of its assets and liabilities within three months following the acquisition closing date, the Company will be required to issue an additional 500,000 shares to the former Interactive shareholders. The Company has determined that it will issue such shares once Torpedo USA raises sufficient funds to satisfy up to $250,000 of its liabilities.

     In conjunction with the Merger Agreement, Torpedo USA changed its name to Interactive Games, Inc. and approved an increase in its authorized common stock ($0.001 par value) from 50,000,000 shares to 100,000,000 shares.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDING JULY 31, 2006 AND 2005

1. Organization, basis of presentation and summary of significant accounting policies:

     Organization (continued)

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

     Going concern and management's plans

     The Company incurred net losses of $1,154,367 and $428,592 during fiscal years ending July 31, 2006 and 2005, respectively. Additionally, one of its subsidiaries, Torpedo, is in bankruptcy proceedings, and the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

     The Company is in negotiations with VP Sports, Inc. ("VP Sports"), a company affiliated through common control, to sell 100% of its ownership interest in Torpedo to VP Sports. Of the $324,950 proceeds received from the Debentures, $100,000 was paid to VP Sports. Upon VP Sports receiving and additional $150,000, VP Sports could assume the responsibility to liquidate Torpedo and relieve the Company of any further obligations of Torpedo. Presently, there is no assurance the Company will be able to satisfy the additional amount owed.

     Company management has held discussions with a few private companies whom have indicated an interest in developing a strategic alliance, merger, reverse merger, or other form of corporate consolidation or combination with the Company. Management is currently in discussions with a number of firms that initially appear to be good matches for such a combination with the Company. No definitive or binding agreements have been reached or entered into. If such an undertaking is completed with any one of these firms, it could result in a significant restructuring, as well as a change in control of the Company, including the possibility that the Company would no longer exist in its present form or organization. There is no assurance that a transaction with be completed nor if shareholder's long-term value would be maximized if a transaction is completed. However, given the current circumstances of the Company, our business sector outlook, and the competing factors we face, such a transaction may be the best option available to management for the long-term enhancement of our shareholder value.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDING JULY 31, 2006 AND 2005


1. Organization, basis of presentation and summary of significant accounting policies:

     Basis of presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All of the Company accounts have been eliminated in consolidation.

     Significant accounting policies:

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

     Concentration on credit risks

     The Company is subject to concentrations of credit risk primarily from cash and assets from discontinued operations.

     The Company minimizes its credit risks associated with cash, including cash
     classified  as  assets  from  discontinued   operations,   by  periodically
     evaluating the credit quality of its primary financial institutions.

     Services concentration

     All of the Company's revenues during fiscal years ended 2006 and 2005 are derived from commissions earned on the sale of tickets or slot machines.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDING JULY 31, 2006 AND 2005


1. Organization, basis of presentation and summary of significant accounting policies:

     Stock-based compensation

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No, 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company will recognize the cost resulting from al stock-based payment transactions including shares issued under its stock option plans in the financial statements. There were no stock options outstanding as of July 31, 2006.

     Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company did not issue any stock options during the years ended July 31, 2006 and 2005.

     Fair value of financial instruments

     The carrying value of cash, assets of discontinued operations, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of the note payable and due to related parties approximate their fair value based on the Company's incremental borrowing rate. The fair value of the liabilities of discontinued operations is $0 at July 31, 2006 considering that there are substantially insufficient recoverable assets at the balance sheet date to repay such liabilities.

     Comprehensive income or loss

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

     Included in this category is the change resulting from foreign currency translation adjustments from the Company's foreign subsidiary which amounted to approximately $147,000 and for the year ended July 31, 2006, and $30,000 from the date of the reverse merger (January 31, 2005) to July 31, 2005.

     Income taxes

     Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDING JULY 31, 2006 AND 2005


1. Organization, basis of presentation and summary of significant accounting policies:

     Income taxes (continued)

     tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

     Recent accounting pronouncements

     On June 29,  2005,  the EITF  ratified  Issue No.  05-2,  "The  Meaning  of
     Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'". EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

     In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'". EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require and issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period, and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted View C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value. The Company has adopted View C of this pronouncement, which has resulted in the registration rights being bifurcated and accounted for a fair value.

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 is not expected to have an impact on the Company's financial statements.

     In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDING JULY 31, 2006 AND 2005


1. Organization, basis of presentation and summary of significant accounting policies:

     Recent accounting pronouncements (continued)

     FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial statements.

     In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective on January 1, 2008. The Company is currently evaluating the impact of this pronouncement on the consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS 158 is not expected to have a material effect on the Company's financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements , which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company is required to adopt SAB 108 for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material effect on the Company's financial statements.

     Loss per common share

     Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDING JULY 31, 2006 AND 2005


1. Organization, basis of presentation and summary of significant accounting policies:

     Loss per common share (continued)

     loss per common share is not presented because it is anti-dilutive. Outstanding warrants of 3,600,000 and 5,227,000 at July 31, 2006 and 2005, respectively, were excluded from the computation of the diluted loss per share due their antidilutive effect.

2.   Discontinued operations:

     Torpedo's operations were primarily located in Montreal, Canada. In conjunction with the Torpedo bankruptcy proceedings, a trustee was appointed to oversee the Torpedo estate. The Trustee's functions are to recover the maximum value of Torpedo's assets and discharge bankruptcy claims based on priority and pursuant to Canadian bankruptcy laws. The carrying amounts of Torpedo's assets and liabilities subject to compromise at July 31, 2006, are as follows:

     Assets :
       Cash, held in trust
                                                      $      7,549
                                                 ==================
     Liabilities subject to compromise: (1)
       Notes payable                                  $    415,676

       Due to related party                                138,353
       Accounts payable and accrued expenses             1,770,958
                                                 ------------------
                                                      $  2,324,987
                                                 ==================

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

3.   Convertible debentures payable:

     In April 2006, the Company executed a Securities Purchase Agreement (the "Purchase Agreement") with various accredited investors (the "Holder" or "Holders") for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions. As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in Debentures under the Purchase Agreement. We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (included in the accompanying balance sheet), which will be

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDING JULY 31, 2006 AND 2005

3.   Convertible debentures payable:

     amortized as debt issuance costs over the three year term of the convertible notes. For the year ended July 31, 2006, debt issuance costs were $4,909. At July 31, 2006, accrued interest payable on these notes was $5,589.

     The Debentures are due three years from the final Closing Date under the Purchase Agreement (the "Maturity Date"), unless prepayment of the Debentures is required in certain events, as described below. The Debentures are convertible at a conversion price (the "Conversion Price") for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Corporation's common stock for the twenty (20) trading days immediately preceding the date of conversion. In addition, the Debentures provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Corporation or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Corporation.

     The outstanding principal balance of each Debenture bears interest, in arrears, at six percent (6%) per annum, payable (i) upon conversion, or
     (ii) on the Maturity Date, in shares of our common stock at the Conversion Price. Upon the occurrence of an Event of Default (as defined in the Purchase Agreement), then the Corporation is required to pay interest to the Holder of each outstanding Debenture, at the option of the Holders (i) at the rate of lesser of eighteen percent (18%) per annum and the maximum interest rate allowance under applicable law, and (ii) the Holders may at their option declare the Debentures, together with all accrued and unpaid interest (the "Acceleration Amount"), to be immediately due and payable.

     The Corporation may at its option call for redemption all or part of the Debentures prior to the Maturity Date, as follows:

          The Debentures called for redemption shall be redeemable for an amount (the "Redemption Price") equal to (x) if called for redemption prior to the date which is nine months from the date of issuance (the "Issuance Date"), 115%, if called for redemption on or after the date that is nine months after the Issuance Date but prior to the first anniversary of the Issuance Date, 131%, in either case of the principal amount called for redemption, plus (y) interest accrued through the day immediately preceding the date of redemption.

          (i) If fewer than all outstanding Debentures are to be redeemed, then all Debentures shall be partially redeemed on a pro rata basis.

     In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of April 24, 2006 ("Registration Rights Agreement"), with the Holders of the Debentures to provide certain registration rights under the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations thereunder. Pursuant to the Registration Rights Agreement, the Company contemplates making an offering of common stock (or other equity securities convertible into or exchangeable for common stock) registered for sale under the Securities Act or proposes to file a Registration Statement covering any of its securities other than (i) a registration of Form S-8 or S-4, or any successor or similar forms; and (ii) a shelf registration under Rule 415 for the sole purpose of registering shares to be issued in connection with the acquisition of assets, the Company will at each such time give prompt written notice to the Holders' representative and the

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDING JULY 31, 2006 AND 2005


3.     Convertible debentures payable:

     Holders of its intention to do so. Upon the written request of any Holder made within thirty (30) days after the receipt of any such notice, the Company has agreed to use its best efforts to effect the registration of all such registrable securities which the Company has been so requested to register by the Holders, to the extent requisite to permit the disposition by the requesting Holders of their registrable securities pursuant to the Registration Statement. Accordingly, in connection with the Registration Rights Agreement, the Company recorded an expense and accrued estimated registration rights penalties of $161,700, which are included in the accompanying financial statements.

     The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture.

     The Company determined that the conversion feature of the convertible Debentures represents an embedded derivative since the Debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible Debentures are not considered to be conventional debt und EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted separately as derivatives with a corresponding value recorded as liability.
     Accordingly, the fair value if these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Debentures. Such discount will be accreted from the date of issuance to the maturity date of the Debentures. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations. The $385,000 face amount of the Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this Debenture resulted in an initial debt discount on April 24 and May 31, 2006 of $305,000 and $80,000, respectively, and an initial loss on the valuation of derivative liabilities of $74,096 and $1,778, respectively.

     At July 31, 2006, the Company revalued this derivative liability. For the period from April 24, 2006 to July 31, 2006, the Company reduced the initial recorded losses (of $75,874) and the accrued liability on the valuation by $130,874.

     The Company issued 1,500,000 shares of its common stock to Divine Capital Markets, LLC and/or its designees as consideration for its services as the placement agent in connection with the financing transaction described above. The Company recorded a stock compensation expense of $120,000 (based upon the market value of the Company's common stock on the date of issuance), which is included in general and administrative expenses for the year ended July 31, 2006.

4.   Note payable:

     At July 31, 2006, the Company had an unsecured note payable of $75,000, bearing interest at 8%, which matured in April 2005. The note payable is in default at July 31, 2006.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDING JULY 31, 2006 AND 2005

5. Due to related parties:

     Due to related parties at July 31, 2006, consist of the following:

o Due to related parties affiliated through common control of the Company's chief executive officer, unsecured, bearing interest at 9%, payable on demand, amounting to $568,230;

o Due to related parties affiliated through common control of one the Company's stockholders, secured by substantially all assets of the Company, bearing interest at ranges from 8% to 10%, payable on demand, amounting to $818,491; This amount includes a $115,682 amount under a $150,000 revolving credit note, payable on demand after February 15, 2006. In connection with this revolving credit note, as amended, the Company issued 150,000 options exercisable at a price of $0.10 per share. The options expire on August 15, 2007.

o Due to stockholder, unsecured, bearing interest at 6%, payable on demand, amounting to $85,053;

o        Accrued interest on the aforementioned payables, amounting to $311,986.

     The Company recognized approximately $142,500 and $72,000 as interest expense in connection with the due to related parties during the years ended July 31, 2006 and 2005, respectively.

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

7.   Stockholders' deficit:

     Common stock

     In December 2005, the Company issued 5,227,000 shares of common stock to VP Sports, Inc., an affiliate through common control of our Chief Executive Office and Chief Financial Officer, pursuant to the Merger Agreement.

     During the year ended July 31, 2006, the Company issued 1,500,000 shares of its common stock to a placement agent as fees related to the debenture offering. The Company valued the shares at $120,000 or $0.08 per share (the market price of the common stock on the date of issuance) and is included in selling, general and administrative expenses for the year ended July 31, 2006.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDING JULY 31, 2006 AND 2005

7.   Stockholders' deficit:

     Stock options and warrants

     In March 2002, one of the Company's subsidiaries, Torpedo USA, adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock.

     Torpedo USA issued options and warrants prior to its merger, which was assumed by the Company. A summary of the activity of the Company's outstanding options and warrants during fiscal 2006 and 2005 is as follows:

                                                                 Weighted
                                           Options and            average
                                             warrants         exercise price
                                          ---------------    -----------------

Outstanding, August 1, 2004
Granted                                        5,227,000               $ 0.18
Exercised                                              -                    -
Expired                                                -                    -
                                          ---------------    -----------------
Outstanding and exercisable at
July 31, 2005                                  5,227,000               $ 0.18

Granted
Exercised                                      (364,246)                 0.08
Expired                                      (1,262,754)                 0.20
                                          ---------------    -----------------
Outstanding and exercisable at
July 31, 2006                                  3,600,000               $ 0.18
                                           ===============    =================


 Range of exercise prices    Warrants outstanding and       Weighted average           Weighted average
                                    exercisable           remaining contractual         exercise price
                                                                  life

           $ 0.05                     100,000                     1.03                       $ 0.05
             0.10                     450,000                     1.85                         0.10
             0.15                     300,000                     0.93                         0.15
             0.20                   2,750,000                     1.26                         0.20

     The weighted average remaining contractual life of the terms of the warrants and options is 1.3 years.

     All options and warrants issued by Torpedo USA were issued prior to the merger on February 1, 2005 and have been expensed prior to such date. Accordingly, no expense associated with the assumption of the warrants and options by the Company has been included in the accompanying consolidated statement of operations.

                    INTERACTIVE GAMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDING JULY 31, 2006 AND 2005


8.   Gain on settlement:

     During fiscal 2005, the Company entered into a settlement agreement with Inhibiton Therapeutics, Inc., ("Inhibiton") whereby the Company accepted a sum of $250,000 as full and final payment for relinquishing our rights to a Cooperative Research and Development Agreement and discharged Inhibiton from any and all liabilities to the Company. The amount due from this settlement has been applied to amounts owed by the Company to Inhibiton of $250,000 and Inhibiton agreed to waive any and all interest due or other fees associated with this payment.

9.   Income taxes:

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of July 31, 2006, are as follows:

     Deferred tax assets:
       Net operating loss carryforward             $ 336,000
       Less valuation allowance                     (336,000)
                                              ----------------
     Total net deferred tax assets                          -
                                              ================

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $336,000 at July 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during fiscal 2006 and 2005 was an increase of approximately $288,000 and $8,000, respectively.

     The Company had net operating loss carryforward amounting to approximately $879,000 at July 31, 2006. The Company may have had a change of ownership as defined by the Internal Revenue Code Section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carryforwards. At this point, the Company has not completed a change in ownership study and the exact impact of such limitations is unknown.

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2006 and 2005, respectively, is as follows:

                                               2006        2005
                                            ----------- ----------

Tax at U.S. Statutory Rate                      35.0%       35.0%
State tax rate, net of federal benefits          5.0$        5.0%
Change in valutation allowance                 (40.0)      (40.0)
                                            ----------- ----------
                                                 0.0%        0.0%
                                            =========== ==========

10.  Subsequent events:

     During October and through November 9, 2006, the Company received $175,000 under three loan agreements with an affiliated company. The loans are due on demand and carry a per annum interest rate of 10%. The proceeds were utilized to reduce liabilities and for general working capital purposes.