Form 10QSB
period 2006-10-31
INTERACTIVE GAMES INC.
filed 2006-12-15
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended October 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission file number: 333-48746

INTERACTIVE GAMES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0567853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 803, West Palm Beach, Florida 33401
(Address of principal executive offices) (Zip Code)

(561) 515-6030
(Issuer's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of the issuer's common stock, $.001 par value, outstanding at December 15, 2006 was 52,782,100.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF ENDED OCTOBER 31, 2006 (UNAUDITED)

ASSETS
Current assets:
Cash	$6,601
Prepaid expenses and other current assets	6,450
Assets of discontinued operations	7,697

Total current assets	20,748

Property and equipment, net of accumulated depreciation of $6,595	4,150
Debt issuance costs	50,137

Total assets	$75,035

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$529,586
Accrued registration rights penalty	161,700
Derivative liability convertible debentures	213,889
Note payable	75,000
Due to related parties	1,879,068
Liabilities of discontinued operations	2,346,819

Total current liabilities	5,206,062

Long-term liabilities:
Convertible debentures payable, net	64,379

Total liabilities	5,270,441

Stockholders' deficit:
Preferred stock, par value $.001 per share, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized; 52,782,100 issued
and outstanding	52,782
Additional paid-in capital	(3,128,677)
Accumulated other comprehensive loss	(199,632)
Accumulated deficit	(1,919,879)

Total stockholders' deficit	(5,195,406)

Total liabilities and stockholders' deficit	$75,035

See notes to unaudited consolidated financial statements.

INTERACTIVE GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	October 31, 2006	October 31, 2005

Revenues:
Revenues	$-	$28,630
Cost of revenues	-	20,877

Gross profit	-	7,753

Operating expenses:
Selling, general and administrative	105,704	142,681

Loss from operations	(105,704)	(134,928)

Other income (expenses)
Interest expense, related parties	(32,980)	(34,758)
Interest expense	(40,419)	(1,512)
Fair value adjustment of derivative liabilities	116,111	-

Total other income (expenses)	42,712	(36,270)

Loss before discontinued operations	(62,992)	(171,198)

Gain (loss) from discontinued operations	77	(2,264)

Net loss	(62,915)	(173,462)

Other comprehensive loss:
Foreign currency translation adjustment	(21,759)	(85,230)

Comprehensive loss	$(84,674)	$(258,692)

Basic and diluted net loss from continuing operations per
common share	$ **	$ **
Basic and diluted net loss from discontinued operations
per common share	$ **	$ **

Basic and diluted weighted average common shares
outstanding	52,782,100	46,055,100

** Less than $0.01

See notes to unaudited consolidated financial statements.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

Cash flows from operating activities:
Net loss before discontinued operations	$(62,992)	$(171,198)

Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Amortization of deferred compensation	-	51,255
Amortization of discount on debentures payable	32,347	-
Amortization of debt issuance costs	5,004	-
Depreciation	1,020	512
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	35,568	87,446
Increase in amounts due to related parties	24,225	-
Decrease in prepaid expenses and other current assets	3,550
Decrease in derivative liability	(116,111)	-
Net cash used in continuing operating activities	(77,389)	(31,985)

Gain (loss) from discontinued operations	77	(2,264)
(Increase) decrease in assets of discontinued operations	(148)	2,016
Increase in liabilities of discontinued operations	21,832	248
Net cash provided by discontinued operations	21,761	-

Net cash used in operating activities:	(55,628)	(31,985)

Cash flows from investing activities:
Purchase of property and equipment	(900)	-

Net cash used in investing activities	(900)	-

Cash flows from financing activities:
Repayments of notes receivable	2,917	-
Proceeds from advances and loans from related parties	71,083	18,540

Net cash provided by financing activities	74,000	18,540

Effect of exchange rate on assets and liabilities	(21,759)	-

Net decrease in cash and cash equivalents	(4,287)	(13,445)

Cash and cash equivalents, beginning of period	10,888	28,114

Cash and cash equivalents, end of period	$6,601	$14,669

Continued

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

	2006		2005

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$		$363
Cash paid during the year for taxes		$-	$-

See notes to unaudited consolidated financial statements.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

1. Organization, basis of presentation, recent events and summary of significant accounting policies:

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

On February 1, 2005, Torpedo USA acquired all of the issued and outstanding common stock of Interactive Games, Inc. ("Interactive"), pursuant to a definitive merger agreement (the "Merger Agreement"). Interactive's original plan was to deliver to its customers, gaming technology by providing both software and gaming hardware. However, Interactive has few assets and minimal revenue-generating operations. Interactive attempts to develop and market interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets. Interactive has access to a 20,000 square foot corporate office and showroom for shipment and storage of its products, both domestically and internationally in Fort Lauderdale, Florida. Interactive also leases office space in West Palm Beach, Florida and Las Vegas, Nevada. However, Interactive has few assets and minimal revenue-generating operations. In addition, the report of the Independent Registered Public Accounting Firm on Interactive's July 31, 2006 financial statements includes an explanatory paragraph that describes substantial doubt about Interactive's ability to continue as a going concern.

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

The acquisition of Interactive by Torpedo USA was accounted for as a reverse merger because on a post-merger basis, the former Interactive stockholders hold a majority of the outstanding common stock of Torpedo USA on a voting and fully diluted basis. As a result, Interactive was deemed to be the acquirer for accounting purposes. Accordingly, the

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

1. Organization, basis of presentation, recent events and summary of significant accounting policies (continued):

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

Basis of presentation:

The consolidated interim financial statements are prepared by the Company without audit by the Company’s independent auditors in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. All material intercompany balances and transactions have been eliminated in consolidation.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company’s Form 10- KSB annual report filed with the Securities and Exchange Commission (“SEC”) on November 14, 2006. The results of operations for the three months ended October 31, 2006, are not necessarily indicative of the results to be expected for the full year.

Going concern and management’s plans:

The Company incurred net losses of approximately $62,915, $1,154,367 and $428,592 during the three-month period ended October 31, 2006, and the years ended July 31, 2006 and 2005, respectively. Additionally, one of its subsidiaries, Torpedo, is in bankruptcy proceedings, and the Company generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

The Company is in negotiations with VP Sports, Inc. ("VP Sports"), a company affiliated through common control, to sell 100% of its ownership interest in Torpedo to VP Sports. Of the $324,950 proceeds received from the Debentures, $100,000 was paid to VP Sports. Upon VP Sports receiving an additional $150,000, VP Sports would assume the responsibility to liquidate Torpedo and relieve the Company of any further obligations of

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

1. Organization, basis of presentation, recent events and summary of significant accounting policies (continued):

Going concern and management’s plans (continued):

Torpedo. Presently, there is no assurance the Company will be able to satisfy the additional amount owed.

Recent events:

On November 29, 2006, the Company announced that it has signed a non-binding Letter of Intent (the “LOI”) with Nuvo Solar Energy, Inc. ("Nuvo"), a development-stage company based in Centennial, Colorado. Under the terms of the LOI, Interactive would acquire all of the issued and outstanding capital stock of Nuvo in a tax-free exchange for approximately two-thirds of the outstanding common stock of Interactive on a post-closing basis. In addition, among other terms, the proposed agreement calls for a recapitalization of

Interactive following which there would be 20,000,000 shares of Interactive common stock outstanding immediately prior to closing of the transaction.

Over the last year, Interactive's business plan has been impacted by recent legislative changes within the redemption and wireless gaming sectors and as a result the business plan was never fully implemented. As part of the proposed transaction, the Company plans to spin off its present gaming business operations to its stockholders in order to provide the greatest opportunity to increase shareholder value.

The Company is also negotiating for the exchange of approximately $4.3 million of Interactive's existing debt for cash and Interactive stock, which the Company believes will be accretive to equity.

Completion of the transaction is subject to customary closing conditions including, but not limited to, further due diligence, receipt of audited Nuvo financial statements, negotiation and execution of a definitive agreement, completion of contemplated restructuring conditions and any necessary board of director or stockholder approvals. The Company anticipates the transaction will close early to mid first quarter of 2007.

About Nuvo Solar Energy, Inc.:

Nuvo is a development-stage company that has acquired a 10-year renewable license for exclusive worldwide rights to a recently developed solar cell technology set forth in a U.S. Provisional Patent Application. Nuvo believes this technology provides for greater production of electrical energy from solar energy utilizing a smaller surface area than currently available methods. Nuvo intends to explore the feasibility of manufacturing and marketing its solar cell technology in China and is presently looking to develop relationships with prospective partners to further its business plan.

No definitive or binding agreements have been reached or entered into. If such an undertaking is completed, it could result in a significant restructuring, as well as a change in control of the Company, including the possibility that the Company would no longer exist in its present form or organization. There is no assurance that a transaction will be completed nor if shareholder’s long-term value would be maximized if a transaction is completed. However, given the current circumstances of the Company, our business sector outlook,

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

1. Organization, basis of presentation, recent events and summary of significant accounting policies (continued):

Recent events (continued):

and the competing factors we face, such a transaction may be the best option available to management for the long-term enhancement of our shareholder value.

Significant accounting policies:

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. This statement established that revenue can be recognized when persuasive evidence of an arrangement exists, the services have been delivered, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured. Fees earned from the sales of gambling machines and tickets for entertainment events are generally recognized upon receipt of cash from customers, which indicates that such customers have accepted the terms of the sale.

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

Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company will recognize the cost resulting from al stock-based payment transactions including shares issued under its stock option plans in the financial statements. There were no stock options outstanding as of October 31, 2006.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

1. Organization, basis of presentation, recent events and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Stock-based compensation (continued):

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company did not issue any stock options during the three months ended October 31, 2006.

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

Included in this category is the change resulting from foreign currency translation adjustments from the Company’s foreign subsidiary which amounted to approximately $21,759 and $85,230 for the three months ended October 31, 2006 and 2005, respectively.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

1. Organization, basis of presentation, recent events and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Derivative financial instruments:

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

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

1. Organization, basis of presentation, recent events and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Recent accounting pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company beginning with fiscal year 2008, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of FIN No. 48 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share based payments. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective, for the Company, beginning fiscal first quarter 2009. For certain types of financial instruments, SFAS 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS 157 will be applied prospectively beginning in fiscal first quarter 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for the Company’s fiscal year ending April 27, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its consolidated financial statements.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

2. Discontinued operations:

Torpedo’s operations were primarily located in Montreal, Canada. In conjunction with the Torpedo bankruptcy proceedings, a trustee was appointed to oversee the Torpedo estate. The Trustee's functions are to recover the maximum value of Torpedo's assets and discharge bankruptcy claims based on priority and pursuant to Canadian bankruptcy laws. The carrying amounts of Torpedo's assets and liabilities subject to compromise at October 31, 2006, are as follows:

Assets :
Cash, held in trust	$7,697

Liabilities subject to compromise: (1)
Accounts payable and accrued expenses	$1,787,586
Notes payable	419,581
Due to related party	139,652

$2,346,819

(1)	Liabilities subject to compromise above do not include intercompany payables which have been eliminated in the accompanying consolidated financial statements.

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

3. Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions. As of October 31, 2006, the Company completed the sale of the aggregate $385,000 in Debentures under the Purchase Agreement. We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes. For the three months ended October 31, 2006, debt issuance costs were $5,004. At October 31, 2006, accrued interest payable on these notes was $11,562.

The Debentures are due three years from the final Closing Date under the Purchase Agreement (the “Maturity Date”), unless prepayment of the Debentures is required in certain events, as described below. The Debentures are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Corporation’s common

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

3. Convertible debentures payable (continued):

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

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of April 24, 2006 (“Registration Rights Agreement”), with the Holders of the Debentures to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder. Pursuant to the Registration Rights Agreement, the Company contemplates making an offering of common stock (or other equity securities convertible into or exchangeable for common stock) registered for sale under the Securities Act or proposes to file a Registration Statement covering any of its securities other than (i) a registration of Form S-8 or S-4, or any successor or similar forms; and (ii) a shelf registration under Rule 415 for the sole purpose of registering shares to be issued in connection with the acquisition of assets, the Company will at each such time give prompt written notice to the Holders’ representative and the Holders of its intention to do so. Upon the written request of any Holder made within thirty (30) days after the receipt of any such notice, the Company has agreed to use its best efforts to effect the registration of all such registrable securities which the Company has been so requested to register by the Holders, to the extent requisite to permit the disposition by the requesting Holders of their registrable securities pursuant to the Registration Statement. Accordingly, in connection with the Registration Rights Agreement, the Company recorded an expense and accrued estimated registration rights penalties of $161,700 for the year ended July 31, 2006.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

3. Convertible debentures payable (continued):

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

At October 31, 2006, the Company revalued this derivative liability. For the period from August 1, 2006 to October 31, 2006, the Company reduced the accrued liability on the valuation by $116,111.

In connection with the financing transaction described above, the Company issued 1,500,000 shares of its common stock to Divine Capital Markets, LLC and/or its designees as consideration for its services as the placement agent. Accordingly, the Company recorded a stock compensation expense of $120,000 (based upon the market value of the Company’s common stock on the date of issuance), which was included in general and administrative expenses for the year ended July 31, 2006.

4. Note payable:

At October 31, 2006, the Company had an unsecured note payable of $75,000, bearing interest at 8%, which matured in April 2005. The note payable is in default at October 31, 2006.

5. Due to related parties:

Due to related parties at October 31, 2006, consist of the following:

•
Due to related parties affiliated through common control of one of the Company’s stockholders, unsecured, bearing interest at 8%, payable on demand, amounting to $241,824. This amount includes $123,282 under a $150,000 revolving credit note, payable on demand after February 15, 2006. In connection with this revolving credit

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

5. Due to related parties (continued):

note, as amended, the Company issued 150,000 options exercisable at a price of $0.10 per share. The options expire on August 15, 2007;

•
Due to related parties affiliated through common control of the Company’s Chief Executive Officer, secured by substantially all assets of the Company, bearing interest at ranges from 8% to 10%, payable on demand, amounting to $1,301,033; and,

•	Accrued interest on the aforementioned payables, amounting to $336,211.

The Company recognized approximately $32,980 and $34,758 as interest expense in connection with the due to related parties during the three-month periods ended October 31, 2006 and 2005, respectively.

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

7. Board of Directors:

In November 2006, the Company appointed Stephen D. King to its Board of Directors as an independent director. Mr. King is currently the chief executive officer and director of Wits Basin Precious Metals, Inc., a publicly-traded minerals exploration and development company based in Minneapolis, Minnesota. The Company also granted to Mr. King a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share for a five-year period. The warrant shall vest over a two-year period with 333,000 shares vesting immediately, 333,000 shares vesting on November 27, 2007 and 334,000 shares vesting on November 27, 2008.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the accompanying consolidated financial statements of Torpedo Sports USA, Inc. for the three-month periods ended October 31, 2006 and notes thereto.

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

The report of the independent registered public accounting firm on the Company's consolidated financial statements as of July 31, 2006, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Torpedo Sports, Inc. ("Torpedo") declared bankruptcy in May 2004, and at October 31, 2005 the Company has no business operations. At October 31, 2006, management believes that Torpedo's assets approximate their net realizable values.

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

RESULTS OF OPERATION

For the three-month period ended October 31, 2006 compared to the three-month period ended October 31, 2005

REVENUES

Revenues consist primarily of commissions earned pursuant to the sale of gambling products as well as sales of entertainment event tickets. There were no revenues during the quarter ending October 31, 2006 and $28,630 for the three months ended October 31, 2005. The decrease in revenues is due to the launch of our new gambling products during the latter part of fiscal 2005 and the launch of our entertainment event tickets while no such sales occurred during the same period ended October 31, 2006.

COST OF REVENUES

Cost of revenues consists of costs for purchasing tickets resold to the public. As there were no revenues for the three months ended October 31, 2006, there were no cost of revenues. The cost of revenues for the three months ended October 31, 2005 was $20,877. The cost of revenues during the three months ended October 31, 2005 is primarily due to and the launch of our entertainment event tickets during the period while no such sales occurred during the same period ended October 31, 2006.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, general and administrative expenses were $105,704 and $142,681 for the three months ended October 31, 2006 and 2005, respectively. The expenses for the three months ended October 31, 2006, primarily consisted of accrued wages to our chief executive officer and the president of the Company’s subsidiary $27,500, professional and consulting fees of $31,773 and rent of $20,759. General operating and administrative expenses were $25,672 incurred to support our operations.

For the three months ended October 31, 2005 the expenses were comprised of deferred compensation expense of $51,255, professional and consulting fees of $38,900, website and software development costs of $26,190, rent of $10,386 and general operating and administrative expenses of $15,950.

OTHER INCOME (EXPENSES)

Interest expense and interest expense-related parties consist of interest payable on various notes payable and amounts due to related parties. The Company recognized $32,980 as interest expense in connection with the due to related parties during the three-month period ended October 31, 2006, compared to $34,758 during the same period ended October 31, 2005. Interest expense other increased to $40,419 for the three months ended October 31, 2006 compared to $1,512 for the three months ended October 31, 2005. The increase is due to interest expense related to the $385,000 outstanding face amount of the debentures. For the three months ended October 31, 2006, based on the valuation as of October 31, 2006 of the derivative liability related to the debentures, the Company recorded an adjustment of $116,111.

GAIN (LOSS) FROM DISCONTINUED OPERATIONS

Gain from discontinued operations was $77 during the three-month period ended October 31, 2006, compared to a loss of $2,264 for the three months ended October 31, 2005. The loss primarily consisted of trustee fees associated with the bankruptcy proceedings of one of our subsidiaries, Torpedo.

LIQUIDITY AND CAPITAL RESOURCES

We have used $55,628 in cash from operating activities during the three-month period ended October 31, 2006, primarily resulting from

•	Our net loss of $62,992 adjusted for depreciation and amortization expenses of $38,371 substantially comprised of amortization of the discount on debentures payable of approximately $32,340;
•	Increase in unpaid accrued expenses and accounts payable and amounts due to related parties of approximately $59,793 and a decrease in prepaid expenses and other assets of $3,550; and,
•	Increases in derivative liability of approximately $116,000.

Net cash provided by financing activities was $74,000 for the three months ended October 31, 2006. The activity was comprised of the Company receiving $71,083 from related party advances, and by repayments from related party receivable of $2,917.

Net cash used in operating activities for the three months ended October 31, 2005 was $31,985. Cash used in operating activities for the three months ended October 31, 2005, represents the net loss of $171,198 from continuing operations, an increase in accounts payable and accrued expenses of $87,446, offset by amortization and depreciation expense of $51,767.

Net cash provided by financing activities for the three months ended October 31, 2005 was $18,540.

GOING CONCERN

We incurred a net loss of approximately $63,000 during the three-month period ended October 31, 2006. Additionally, one of our subsidiaries, Torpedo, is in bankruptcy proceedings, and we generated minimal revenues; accordingly, we have no current source of working capital. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While we may be able to raise funds through the issuance of debt or equity instruments, there is no assurance that we will raise sufficient funds to operate in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company beginning with fiscal year 2008, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of FIN No. 48 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share based payments. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective, for the Company, beginning fiscal first quarter 2009. For certain types of financial instruments, SFAS 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS 157 will be applied prospectively beginning in fiscal first quarter 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for the Company’s fiscal year ending April 27, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its consolidated financial statements.

ITEM 3.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 31, 2006, we received $123,282 under a $150,000 revolving credit note, payable to Millennium Opportunity Fund, a company owned by one of our major stockholders through common control. The revolving credit note is payable on demand after February 15, 2006. In connection with this revolving credit note, as amended, the Company issued 150,000 options exercisable at a price of $0.10 per share. The options expire on August 15, 2007.

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

Interactive Games, Inc. (Registrant)
Date: December 15, 2006	By: /s/ Henry Fong
Henry Fong
Chief Executive Officer

Date: December 15, 2006	By: /s/ Barry Hollander
Barry Hollander
Chief Financial Officer