Form 10QSB
period 2007-01-31
INTERACTIVE GAMES INC.
filed 2007-03-19
CIK 1126411

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended January 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission file number: 333-48746

INTERACTIVE GAMES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0567853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 803, West Palm Beach, Florida 33401
(Address of principal executive offices) (Zip Code)

(561) 515-6030
(Issuer's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ ࿠No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of the issuer's common stock, $.001 par value, outstanding at March 19, 2007 was 52,782,100.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the three and six months ended January 31, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF JANUARY 31, 2007 (UNAUDITED)

ASSETS

Current assets:
Cash	$444
Note receivable, related party	16,500
Prepaid expenses and other current assets	6,676
Assets of discontinued operations	7,714

Total current assets	31,334

Property and equipment, net of accumulated depreciation of $7,613	3,132
Debt issuance costs	45,133

Total assets	$79,599

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$577,483
Accrued registration rights penalty	161,700
Derivative liability convertible debentures	256,666
Notes payable	104,250
Due to related parties	1,926,518
Liabilities of discontinued operations	2,224,782

Total current liabilities	5,251,399

Long-term liabilities:
Convertible debentures payable, net	96,726

Total liabilities	5,348,125

Stockholders' deficit:
Preferred stock, par value $.001 per share, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized; 52,782,100 issued
and outstanding	52,782
Deferred compensation	(31,417)
Additional paid-in capital	(3,070,677)
Accumulated other comprehensive loss	(78,012)
Accumulated deficit	(2,141,202)

Total stockholders' deficit	(5,268,526)

Total liabilities and stockholders' deficit	$79,599

See notes to unaudited consolidated financial statements.

INTERACTIVE GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended January 31,				For the six months ended Janaury 31,
	2007		2006		2007		2006

Revenues:
Revenues		$-		$20,798		$-		$49,428
Cost of revenues		-		1,960		-		22,837

Gross profit		-		18,838		-		26,591

Operating expenses:
Selling, general and administrative		103,138		170,771		208,842		317,981

Loss from operations		(103,138)		(151,933)		(208,842)		(291,390)

Other income (expenses)
Interest expense, related parties		(35,422)		(33,742)		(68,402)		(68,501)
Interest expense		(40,419)		(4,039)		(80,838)		(5,551)
Fair value adjustment of derivative liabilities		(42,777)		-		73,334		-

Total other income (expenses)		(118,618)		(37,781)		(75,906)		(74,052)

Loss before discontinued operations		(221,756)		(189,714)		(284,748)		(365,442)

Gain (loss) from discontinued operations		433		(2,312)		510		(48)

Net loss		(221,323)		(192,026)		(284,238)		(365,490)

Other comprehensive loss:
Foreign currency translation adjustment		(78,102)		(45,704)		(99,861)		(130,934)

Comprehensive loss		$(299,425)		$(237,730)		$(384,099)		$(496,424)

Basic and diluted net loss from continuing
operations per common share	$	**	$	**	$	**		$(0.01)
Basic and diluted net loss from discontinued
operations per common share	$	**	$	**	$	**	$	**

Basic and diluted weighted average common
shares outstanding		52,782,100		48,958,989		52,782,100		47,507,044

** Less than $0.01

See notes to unaudited consolidated financial statements.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

Cash flows from operating activities:
Net loss before discontinued operations	$(284,748)	$(365,442)

Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Amortization of deferred compensation	26,583	82,505
Amortization of discount on debentures payable	64,694	-
Amortization of debt issuance costs	10,008	1,024
Depreciation	2,038	-
Common stock issued in connection with merger agreement	-	5,227
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	83,466	89,725
Increase in amounts due to related parties	56,875	-
Decrease (increase) in prepaid expenses and other current assets	3,324	(6,250)
Increase in bank account overdraft	-	532
Decrease in derivative liability	(73,334)	-
Net cash used in continuing operating activities	(111,094)	(192,679)

Gain (loss) from discontinued operations	510	(48)
Increase in assets of discontinued operations	(165)	(364)
(Decrease) increase in liabilities of discontinued operations	(100,206)	412
Net cash used in discontinued operations	(99,861)	-

Net cash used in operating activities:	(210,955)	(192,679)

Cash flows from investing activities:
Purchase of property and equipment	(900)	-

Net cash used in investing activities	(900)	-

Cash flows from financing activities:
Repayments of notes receivable	2,917	-
Advances on notes receivable	(16,500)	-
Proceeds from advances and loans from related parties	389,733	162,556
Repayments of notes payable	(274,600)	-
Increase in additional paid-in capital	-	2,239

Net cash provided by financing activities	101,550	164,795

Effect of exchange rate on assets and liabilities	99,861	-

Net decrease in cash and cash equivalents	(10,444)	(27,884)

Cash and cash equivalents, beginning of period	10,888	28,114

Cash and cash equivalents, end of period	$444	$230

Continued

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$11,800	$-
Cash paid during the year for taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued	$58,000	-
Fair value options issued for notes payable	$-	$7,466
Common stock issued in connection with merger	$-	$5,227

See notes to unaudited consolidated financial statements.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

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

Pursuant to terms of the Merger Agreement, Torpedo USA, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,282 shares of Torpedo USA's common stock to the former Interactive shareholders in order for them to own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. The Company may issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly, Torpedo could issue up to an additional 3,457,453 shares to the former Interactive shareholders. In connection with the Merger Agreement, the former Interactive shareholders agreed to use their best efforts post-closing to cause Torpedo USA to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of Torpedo USA's liabilities. Although $100,000 was paid, such pay-off or disposal has not been completed as of January 31, 2007.

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

SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company’s Form 10- KSB annual report filed with the Securities and Exchange Commission (“SEC”) on November 14, 2006. The results of operations for the six months ended January 31, 2007, are not necessarily indicative of the results to be expected for the full year.

Going concern and management’s plans:

The Company incurred net losses of $221,323 and $192,026 for the three months ended January 31, 2007 and 2006, respectively, and $284,238 and $365,490 for the six months ended January 31, 2007 and 2006, respectively. Additionally, one of its subsidiaries, Torpedo, is in bankruptcy proceedings, and the Company generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

The Company is in negotiations with VP Sports, Inc. ("VP Sports"), a company affiliated through common control, to sell 100% of its ownership interest in Torpedo to VP Sports. Of the $324,950 proceeds received from the Debentures, $100,000 was paid to VP Sports.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

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

On March 15, 2007, the Company announced that it intends to execute a definitive agreement with Nuvo in April 2007.

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

Completion of the transaction is subject to customary closing conditions including, but not limited to, further due diligence, receipt of audited Nuvo financial statements, negotiation and execution of a definitive agreement, completion of contemplated restructuring conditions and any necessary board of director or stockholder approvals. The Company anticipates the transaction will close during the second quarter of 2007.

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

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

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

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

1.	Organization, basis of presentation, recent events and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Stock-based compensation (continued):

option plans in the financial statements. There were no stock options outstanding as of January 31, 2007.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company did not issue any stock options during the six months ended January 31, 2007.

Loss per common share:

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of January 31, 2007, there are 1,000,000 outstanding warrants and 150,000 outstanding options. Diluted loss per common share is not presented because it is anti-dilutive.

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

Included in this category is the change resulting from foreign currency translation adjustments from the Company’s foreign subsidiary which amounted to approximately $78,100 and

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

1.	Organization, basis of presentation, recent events and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Comprehensive loss (continued) :

$45,700 for the three months ended January 31, 2007 and 2006, respectively, and $99,900 and $131,000 for the six months ended January 31, 2007 and 2006, respectively.

Derivative financial instruments:

On June 29, 2006, the EITF ratified Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”. EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is “conventional” for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2006. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In September 2006, Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”. EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require and issuer to use its “best efforts” to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period, and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value. The Company has adopted view C of this pronouncement, which has resulted in the registration rights being bifurcated and accounted for a fair value.

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

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

1.	Organization, basis of presentation, recent events and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Income taxes (continued):

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

SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

2.	Discontinued operations:

Torpedo’s operations were primarily located in Montreal, Canada. In conjunction with the Torpedo bankruptcy proceedings, a trustee was appointed to oversee the Torpedo estate. The Trustee's functions are to recover the maximum value of Torpedo's assets and discharge bankruptcy claims based on priority and pursuant to Canadian bankruptcy laws. The carrying amounts of Torpedo's assets and liabilities subject to compromise at January 31, 2007, are as follows:

Assets :
Cash, held in trust	$7,714

Liabilities subject to compromise: (1)
Accounts payable and accrued expenses	1,694,630
Notes payable	397,762
Due to related party	132,390

$2,224,782

(1)	Liabilities subject to compromise above do not include intercompany payables which have been eliminated in the accompanying consolidated financial statements.

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

3. Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions. As of January 31, 2007, the Company completed the sale of the aggregate $385,000 in Debentures under the Purchase Agreement. We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes. For the three and six months ended January 31, 2007, debt issuance costs were $5,004 and $10,008, respectively. At January 31, 2007, accrued interest payable on these notes was $17,384.

The Debentures are due three years from the final Closing Date under the Purchase Agreement (the “Maturity Date”), unless prepayment of the Debentures is required in certain events, as described below. The Debentures are convertible at a conversion price

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

3.	Convertible debentures payable (continued):

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

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

3.	Convertible debentures payable (continued):

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

At January 31, 2007, the Company revalued this derivative liability. For the period from August 1, 2006 to January 31, 2007, the Company reduced the accrued liability on the valuation by $73,334.

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

At January 31, 2007, the Company had an unsecured note payable of $75,000, bearing interest at 8%, which matured in April 2006. The note payable is in default at January 31, 2007.

5.	Due to related parties:

Due to related parties at January 31, 2007, consist of the following:

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

5.	Due to related parties (continued):

•
Due to related parties affiliated through common control of one of the Company’s stockholders, unsecured, bearing interest at 8%, payable on demand, amounting to $253,974. This amount includes $125,082 under a $150,000 revolving credit note, payable on demand after February 15, 2006. In connection with this revolving credit note, as amended, the Company issued 150,000 options exercisable at a price of $0.10 per share. The options expire on August 15, 2007;

•
Due to related parties affiliated through common control of the Company’s Chief Executive Officer, secured by substantially all assets of the Company, bearing interest at ranges from 8% to 10%, payable on demand, amounting to $1,303,683; and,

•	Accrued interest on the aforementioned payables, amounting to $368,861.

The Company recognized approximately $35,422 and $33,742 as interest expense in connection with the due to related parties during the three-month periods ended January 31, 2007 and 2006, respectively, and $68,402 and $68,500 for the six months ended January 31, 2007 and 2006, respectively.

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

In November 2006, the Company appointed Stephen D. King to its Board of Directors as an independent director. Mr. King is currently the chief executive officer and director of Wits Basin Precious Metals, Inc., a publicly-traded minerals exploration and development company based in Minneapolis, Minnesota. The Company also granted to Mr. King a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share for a five-year period. The warrant shall vest over a two-year period with 333,000 shares vesting immediately, 333,000 shares vesting on November 27, 2007 and 334,000 shares vesting on November 27, 2008. The Company valued the warrants at $58,000, utilizing the Black-Scholes Option Pricing Method and is expensing such amount over the vesting period. Accordingly, $26,583 is included in selling, general and operating expenses for the three and six months ended January 31, 2007.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the accompanying consolidated financial statements of Torpedo Sports USA, Inc. for the three-month and six-month periods ended January 31, 2007 and notes thereto.

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

Torpedo Sports, Inc. ("Torpedo") declared bankruptcy in May 2004, and at January 31, 2007 the Company has no business operations. At January 31, 2007, management believes that Torpedo's assets approximate their net realizable values.

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

Pursuant to terms of the Merger Agreement, Torpedo USA, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,282 shares of Torpedo USA's common stock to the former Interactive shareholders in order for them to own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. The Company may issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly,

Torpedo could issue up to an additional 3,457,453 shares to the former Interactive shareholders. In connection with the Merger Agreement, the former Interactive shareholders agreed to use their best efforts post-closing to cause Torpedo USA to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of Torpedo USA's liabilities. Although $100,000 was paid, such pay-off or disposal has not been completed as of January 31, 2007.

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

RESULTS OF OPERATION

For the three-month and six-month periods ended January 31, 2007 compared to the three-month and six-month periods ended January 31, 2006

REVENUES

Revenues consist primarily of commissions earned pursuant to the sale of entertainment event tickets. There were no revenues during the three and six months ending January 31, 2007 and revenues were $20,798 and $49,428 for the three and six months ended January 31, 2006. The revenues were the result of sales of entertainment event tickets while no such sales occurred during the same period ended January 31, 2007.

COST OF REVENUES

Cost of revenues consists of costs for purchasing tickets resold to the public. As there were no revenues for the six months ended January 31, 2007, there was no cost of revenues. The cost of revenues for the three and six months ended January 31, 2006 was $1,960 and 22,837.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, general and administrative expenses were $103,138 and $208,842 for the three and six month periods ended January 31, 2007, respectively. For the three months ended January 31, 2007 the expenses were comprised of accrued wages to our chief executive officer and the president of the Company’s subsidiary of $27,500, professional and consulting fees of $33,387, deferred stock compensation of $26,583, rent of $5,700 and general operating and administrative expenses of $9,968. The expenses for the six months ended January 31, 2007, primarily consisted of accrued wages to our chief executive officer and the president of the Company’s subsidiary of $55,000, professional and consulting fees of $65,160, deferred stock compensation of $26,583, rent of $26,459 and $10,008 of debt issuance costs. General operating and administrative expenses were $25,632 incurred to support our operations.

Sales, general and administrative expenses were $170,771 and $317,981 for the three months and six months ended January 31, 2006, respectively, which primarily consisted of stock-based compensation to consultants, as well as professional fees incurred to support operations.

OTHER INCOME (EXPENSES)

Interest expense and interest expense-related parties consist of interest payable on various notes payable and amounts due to related parties. The Company recognized $68,402 as interest expense in connection with the due to related parties during the six-month period ended January 31, 2007, compared to $68,501 during the same period ended January 31, 2006. Interest expense other increased to $80,838 for the six months ended January 31, 2007 compared to $5,551 for the six months ended January 31, 2006. The increase is due to interest expense of approximately $65,000 related to the $385,000 outstanding face amount of the debentures. For the six months ended January 31, 2007, based on the valuation as of January 31, 2007 of the derivative liability related to the debentures, the Company recorded an adjustment of $73,334.

GAIN (LOSS) FROM DISCONTINUED OPERATIONS

Gain from discontinued operations was $510 during the six-month period ended January 31, 2007, compared to a loss of $48 for the six-month period ended January 31, 2006. Gain from discontinued operations was $433 for the three-month period of January 31, 2007, compared to a loss of $2,312 for the three-month period ended January 31, 2006. The 2006 losses primarily consisted of trustee fees associated with the bankruptcy proceedings of one of our subsidiaries, Torpedo.

LIQUIDITY AND CAPITAL RESOURCES

We have used $210,955 in cash from operating activities during the six-month period ended January 31, 2007, primarily resulting from

•	Our net loss of $284,748 adjusted for depreciation and amortization expenses of $103,323 substantially comprised of amortization of the discount on debentures payable of approximately $64,700;
•	Increase in unpaid accrued expenses and accounts payable and amounts due to related parties of approximately $140,300 and a decrease in prepaid expenses and other assets of $3,300; and,
•	Increases in derivative liability of approximately $73,000.

Net cash provided by financing activities was $101,500 for the six months ended January 31, 2007. The activity was comprised of the Company receiving $389,733 from related party advances offset by the Company making repayments, of $274,600 on related party advances, as well as advancing $16,500 on a related note receivable.

Net cash used in operating activities for the six months ended January 31, 2006 was approximately $193,000. Cash used in operating activities for the six months ended January 31, 2006, represents the net loss of approximately $365,000 from continuing operations, an increase in accounts payable and accrued expenses of approximately $90,000, offset by amortization and depreciation expense of approximately $82,000.

Net cash provided by financing activities for the six months ended January 31, 2006 was approximately $165,000, substantially from related party advances.

GOING CONCERN

We incurred a net loss of approximately $222,000 and $285,000 during the three-month and six-month period ended January 31, 2007. Additionally, one of our subsidiaries, Torpedo, is in bankruptcy proceedings, and we generated minimal revenues; accordingly, we have no current source of working capital. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While we may be able to raise funds through the issuance of debt or equity instruments, there is no assurance that we will raise sufficient funds to operate in the future.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company did not issue any stock options during the six months ended April 3, 2006.

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

ITEM 3.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of January 31, 2007, we received $125,082 under a $150,000 revolving credit note, payable to Millennium Opportunity Fund, a company owned by one of our major stockholders through common control. The revolving credit note is payable on demand after February 15, 2006. In connection with this revolving credit note, as amended, the Company issued 150,000 options exercisable at a price of $0.10 per share. The options expire on August 15, 2007.

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

Interactive Games, Inc. (Registrant)
Date: March 19, 2007	By: /s/ Henry Fong
Henry Fong
Chief Executive Officer

Date: March 19, 2007	By: /s/ Barry Hollander
Barry Hollander
Chief Financial Officer