Form 10QSB
period 2007-04-30
INTERACTIVE GAMES INC.
filed 2007-06-12
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended April 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission file number: 333-48746

INTERACTIVE GAMES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0567853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 703, West Palm Beach, Florida 33401
(Address of principal executive offices) (Zip Code)

(561) 514-9042
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

The total number of shares of the issuer's common stock, $.001 par value, outstanding at June 5, 2007 was 53,682,100.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the three and nine months ended April 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF APRIL 30, 2007 (UNAUDITED)

ASSETS

Current assets:
Cash	$251
Note receivable, related party	16,500
Prepaid expenses and other current assets	7,078
Assets of discontinued operations	8,253

Total current assets	32,082

Property and equipment, net of accumulated depreciation of $8,334	2,373
Debt issuance costs	40,129

Total assets	$74,584

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$636,759
Accrued registration rights penalty	161,700
Derivative liability convertible debentures	181,176
Notes payable	104,250
Due to related parties	1,969,311
Liabilities of discontinued operations	2,356,812

Total current liabilities	5,410,008

Long-term liabilities:
Convertible debentures payable, net	129,073

Total liabilities	5,539,081

Stockholders' deficit:
Preferred stock, par value $.001 per share, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized; 52,782,100 issued
and outstanding	52,782
Deferred compensation	(16,917)
Additional paid-in capital	(3,070,677)
Accumulated other comprehensive loss	(209,579)
Accumulated deficit	(2,220,106)

Total stockholders' deficit	(5,464,497)

Total liabilities and stockholders' deficit	$74,584

See notes to unaudited consolidated financial statements.

INTERACTIVE GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended April 30,				For the three months ended April 30,
		2007		2006		2007		2006
Revenues:
Revenues		$-		$4,466		$-		$53,893
Cost of revenues		-		18,756		-		41,593

Gross profit (loss)		-		(14,290)		-		12,300

Operating expenses:
Selling, general and administrative		77,701		434,644		286,543		752,625

Loss from operations		(77,701)		(448,934)		(286,543)		(740,325)

Other income (expenses)
Interest expense, related parties		(36,588)		(33,202)		(104,990)		(101,703)
Interest expense		(40,181)		(7,073)		(121,019)		(12,624)
Fair value adjustment of derivative liabilities		75,490		-		148,824		-

Total other income (expenses)		(1,279)		(40,275)		(77,185)		(114,327)

Loss before discontinued operations		(78,980)		(489,209)		(363,728)		(854,652)

Gain (loss) from discontinued operations		76		-		586		(48)

Net loss		(78,904)		(489,209)		(363,142)		(854,700)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)		131,567		(73,559)		31,706		(204,493)

Comprehensive gain (loss)		$52,663		$(562,768)		$(331,436)		$(1,059,193)

Basic and diluted net loss from continuing
operations per common share	$	**		$(0.01)		$(0.01)		$(0.02)
Basic and diluted net loss from discontinued
operations per common share	$	**	$	**	$	**	$	**

Basic and diluted weighted average common
shares outstanding		52,782,100		51,868,568		52,782,100		47,435,860

 ** Less than $0.01

See notes to unaudited consolidated financial statements.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2007 AND 2006 (UNAUDITED)

	2007	2006

Cash flows from operating activities:
Net loss before discontinued operations	$(363,728)	$(854,652)

Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Amortization of deferred compensation	41,082	103,399
Amortization of discount on debentures payable	97,041	1,950
Amortization of debt issuance costs	15,012	315
Stock based compensation	-	120,000
Depreciation	2,797	2,329
Common stock issued in connection with merger agreement	-	5,227
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	142,743	160,360
Increase in amounts due to related parties	83,757	39,476
Decrease (increase) in prepaid expenses and other current assets	2,922	(8,112)
Increase in bank account overdraft	-	17
(Decrease) increase in derivative liability	(148,824)	5,169
Increase in registration rights penalty	-	128,100
Net cash used in continuing operating activities	(127,198)	(296,422)

Gain (loss) from discontinued operations	586	(48)
Increase in assets of discontinued operations	(704)	(841)
Increase in liabilities of discontinued operations	31,825	205,146
Net cash provided by discontinued operations	31,707	204,257

Net cash used in operating activities:	(95,491)	(92,165)

Cash flows from investing activities:
Purchase of property and equipment	(900)	(4,750)

Net cash used in investing activities	(900)	(4,750)

Cash flows from financing activities:
Repayments of notes receivable	2,917
Advances on notes receivable	(16,500)
Proceeds from debentures payable		305,000
Placement fees paid		(45,300)
Proceeds from advances and loans from related parties	405,644	241,317
Repayments of notes payable	(274,600)	(100,400)
Increase in additional paid-in capital	-	2,239

Net cash provided by financing activities	117,461	402,856

Effect of exchange rate on assets and liabilities	(31,707)	(204,493)

Net (decrease) increase in cash and cash equivalents	(10,637)	101,448

Cash and cash equivalents, beginning of period	10,888	28,114

Cash and cash equivalents, end of period	$251	$129,562

Continued

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED APRIL 30, 2007 AND 2006 (UNAUDITED)

	2007	2006

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$24,619	$-
Cash paid during the year for taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued	$58,000	-
Fair value options issued for notes payable	$-	$7,466
Common stock issued in connection with merger	$-	$5,227

See notes to unaudited consolidated financial statements.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED APRIL 30, 2007 AND 2006 (UNAUDITED)

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

Pursuant to terms of the Merger Agreement, Torpedo USA, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,282 shares of Torpedo USA's common stock to the former Interactive shareholders in order for them to own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. The Company may issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly, Torpedo could issue up to an additional 3,457,453 shares to the former Interactive shareholders. In connection with the Merger Agreement, the former Interactive shareholders agreed to use their best efforts post-closing to cause Torpedo USA to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of Torpedo USA's liabilities. Although $100,000 was paid, such pay-off or disposal has not been completed as of April 30, 2007.

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

NINE MONTHS ENDED APRIL 30, 2007 AND 2006 (UNAUDITED)

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company’s Form 10- KSB annual report filed with the Securities and Exchange Commission (“SEC”) on November 14, 2006. The results of operations for the nine months ended April 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Going concern and management’s plans:

The Company incurred net losses of $78,904 and $363,142 for the three and nine months ended April 30, 2007, respectively, and $489,209 and $854,700 for the three months and nine months ended April 30, 2006, respectively. Additionally, one of its subsidiaries, Torpedo, is in bankruptcy proceedings, and the Company has generated no revenues for the three months ended April 30, 2007. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

The Company is in negotiations with an unaffiliated party to sell 100% of its ownership interest in Torpedo. The Company is also negotiating for the exchange of approximately $2,250,000 of Interactive's existing debt for cash and Interactive stock. The Company believes that these transactions will be accretive to equity.

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

On April 27, 2007, the Company announced that it executed a definitive merger agreement with Nuvo.

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

NINE MONTHS ENDED APRIL 30, 2007 AND 2006 (UNAUDITED)

1.	Organization, basis of presentation, recent events and summary of significant accounting policies (continued):

Recent events (continued):

Completion of the transaction is subject to customary closing conditions including, but not limited to, further due diligence, receipt of audited Nuvo financial statements, completion of contemplated restructuring conditions and any necessary board of director or stockholder approvals. The Company anticipates the transaction will close by the end of the second calendar quarter of 2007.

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

Upon the closing of the transaction, significant restructuring, as well as a change in control of the Company, including the possibility that the Company would no longer exist in its present form or organization would occur. There is no assurance that the transaction will be completed nor if shareholder’s long-term value would be maximized if a transaction is completed. However, given the current circumstances of the Company, our business sector outlook, and the competing factors we face, such a transaction may be the best option available to management for the long-term enhancement of our shareholder value.

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

NINE MONTHS ENDED APRIL 30, 2007 AND 2006 (UNAUDITED)

1.	Organization, basis of presentation, recent events and summary of significant accounting policies (continued):

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company will recognize the cost resulting from al stock-based payment transactions including shares issued under its stock option plans in the financial statements. As of April 30, 2007 there are 150,000 stock options outstanding.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company did not issue any stock options during the nine months ended April 30, 2007.

Loss per common share:

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of April 30, 2007, there are 1,000,000 outstanding warrants and 150,000 outstanding options. Diluted loss per common share is not presented because it is anti-dilutive.

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

Included in this category is the change resulting from foreign currency translation gain or (losses) from the Company’s foreign subsidiary which amounted to approximately $131,567 and $(73,559) for the three months ended April 30, 2007 and 2006, respectively, and $31,706 and $(204,493) for the nine months ended April 30, 2007 and 2006, respectively.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2007 AND 2006 (UNAUDITED)

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

Recent accounting pronouncements:

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company’s financial position.

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2007 AND 2006 (UNAUDITED)

2.	Discontinued operations:

Torpedo’s operations were primarily located in Montreal, Canada. In conjunction with the Torpedo bankruptcy proceedings, a trustee was appointed to oversee the Torpedo estate. The Trustee's functions are to recover the maximum value of Torpedo's assets and discharge bankruptcy claims based on priority and pursuant to Canadian bankruptcy laws. The carrying amounts of Torpedo's assets and liabilities subject to compromise at April 30, 2007, are as follows:

Assets :
Cash, held in trust	$8,253

Liabilities subject to compromise: (1)
Accounts payable and accrued expenses	1,795,198
Notes payable	421,368
Due to related party	140,246

$2,356,812

(1)	Liabilities subject to compromise above do not include intercompany payables which have been eliminated in the accompanying consolidated financial statements.

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

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions. As of April 30, 2007, the Company completed the sale of the aggregate $385,000 in Debentures under the Purchase Agreement. We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes. For the three and nine months ended April 30, 2007, debt issuance costs were $5,004 and $15,012, respectively. At April 30, 2007, accrued interest payable on these notes was $23,017.

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

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2007 AND 2006 (UNAUDITED)

3.	Convertible debentures payable (continued):

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

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2007 AND 2006 (UNAUDITED)

3.	Convertible debentures payable (continued):

At April 30, 2007, the Company revalued this derivative liability. For the period from August 1, 2006 to April 30, 2007, the Company reduced the accrued liability on the valuation by $148,824.

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

In June 2007, $40,500 face value of debentures were converted into 900,000 shares of common stock. Pursuant to the terms of the Purchase Agreement, the debentures were converted at $0.045 per share.

4.	Note payable:

At April 30, 2007, the Company had an unsecured note payable of $75,000, bearing interest at 8%, which matured in April 2006. The note payable is in default at April 30, 2007.

5.	Due to related parties:

Due to related parties at April 30, 2007, consist of the following:

•
Due to related parties affiliated through common control of one of the Company’s stockholders, unsecured, bearing interest at 8%, payable on demand, amounting to $259,435. This amount includes $125,943 under a $150,000 revolving credit note, payable on demand after February 15, 2006. In connection with this revolving credit note, as amended, the Company issued 150,000 options exercisable at a price of $0.10 per share. The options expire on August 15, 2007;

•
Due to related parties affiliated through common control of the Company’s Chief Executive Officer, secured by substantially all assets of the Company, bearing interest at ranges from 8% to 10%, payable on demand, amounting to $1,314,133; and,

•	Accrued interest on the aforementioned payables, amounting to $395,753.

The Company recognized approximately $36,588 and $33,202 as interest expense in connection with the due to related parties during the three-month periods ended April 30, 2007 and 2006, respectively, and $104,990 and $101,703 for the nine months ended April 30, 2007 and 2006, respectively.

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

INTERACTIVE GAMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED APRIL 30, 2007 AND 2006 (UNAUDITED)

7.	Board of Directors (continued):

1,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share for a five-year period. The warrant shall vest over a two-year period with 333,000 shares vesting immediately, 333,000 shares vesting on November 27, 2007 and 334,000 shares vesting on November 27, 2008. The Company valued the warrants at $58,000, utilizing the Black-Scholes Option Pricing Method and is expensing such amount over the vesting period. Accordingly, $14,500 and $41,083 is included in selling, general and operating expenses for the three and nine months ended April 30, 2007.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the accompanying consolidated financial statements of Torpedo Sports USA, Inc. for the three-month and nine-month periods ended April 30, 2007 and notes thereto.

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

Torpedo Sports, Inc. ("Torpedo") declared bankruptcy in May 2004, and at April 30, 2007 the Company has no business operations. At April 30, 2007, management believes that Torpedo's assets approximate their net realizable values.

The Company is in negotiations with an unaffiliated third party to sell 100% of its ownership interest in Torpedo.

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

On April 27, 2007, the Company announced that it executed a definitive merger agreement with Nuvo.

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

Completion of the transaction is subject to customary closing conditions including, but not limited to, further due diligence, receipt of audited Nuvo financial statements, completion of contemplated restructuring conditions and any necessary board of director or stockholder approvals. The Company anticipates the transaction will close by the end of the second calendar quarter of 2007.

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

Upon the closing of the transaction, significant restructuring, as well as a change in control of the Company, including the possibility that the Company would no longer exist in its present form or organization would occur. There is no assurance that the transaction will be completed nor if shareholder’s long-term value would be maximized if a transaction is completed. However, given the current circumstances of the Company, our business sector outlook, and the competing factors we face, such a transaction may be the best option available to management for the long-term enhancement of our shareholder value.
RESULTS OF OPERATION

For the three-month and nine-month periods ended April 30, 2007 compared to the three-month and nine-month periods ended April 30, 2006

REVENUES

There were no revenues during the three and nine months ended April 30, 2007. Revenues were $4,466 and $53,893 for the three months and nine months ended April 30, 2006, respectively. Revenues consist primarily of commissions earned pursuant to the sale of gambling products as well as sales of entertainment event tickets.

COST OF REVENUES

Cost of revenues consists of costs for purchasing tickets resold to the public. The cost of revenues for the three and nine months ended April 30, 2006 was $18,756 and $41,593.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $77,701 and $286,543 for the three and nine months ended April 30, 2007. For the three and nine months ended April 30, 2007, the expenses were comprised of accrued wages to our chief executive officer and the president of the Company’s subsidiary of $27,500 and $82,500, respectively, professional and consulting fees of $27,001 and $92,161, respectively, deferred stock compensation of $14,500 and $41,083, respectively, debt issuance costs of $5,004 and $15,012, respectively, and general operating and administrative expenses of $3,696 and $55,787, respectively.

Selling, general and administrative expenses were $434,644 and $752,625 for the three months and nine months ended April 30, 2006, respectively. The expenses for the nine months ended April 30, 2006, primarily consisted of stock-based compensation of $120,000 to the placement agent regarding the debentures and $104,399 of deferred stock based compensation to consultants as well as registration rights penalties of $128,100, professional fees of $66,144 and consulting expenses of $57,576. General operating and administrative expenses were $277,486 incurred to support our operations.

INTEREST EXPENSE AND INTEREST EXPENSE-RELATED PARTIES

Interest expense and interest expense-related parties consist of interest payable on various notes payable and due to related parties. The Company recognized approximately $36,588 and $104,990 as interest expense in connection with the due to related parties during the three-month and nine-month periods ended April 30, 2007, respectively, compared to $33,202 and $101,703 during the same periods ended April 30, 2006, respectively. The increase in interest expense during the three-month and nine-month periods ended April 30, 2006 is primarily due to higher debt assumed by us upon the merger with Torpedo.

GAIN (LOSS) FROM DISCONTINUED OPERATIONS

Gain (loss) from discontinued operations was $76 and $586 during the three and nine month periods ended April 30, 2007, which primarily consisted of interest earned on cash balances associated with the bankruptcy proceedings of one of our subsidiaries, Torpedo. Loss from discontinued operations during the nine months ended April 30, 2006 was $48.

LIQUIDITY AND CAPITAL RESOURCES

We have used $95,491 in cash from operating activities during the nine-month period ended April 30, 2007, primarily resulting from

•	Our net loss of $363,728 adjusted for depreciation and amortization expenses of $153,135 substantially comprised of amortization of the discount on debentures payable of approximately $97,041;
•	Increase in unpaid accrued expenses and accounts payable and amounts due to related parties of approximately $226,500 and a decrease in prepaid expenses and other assets of $2,922; and,
•	Increases in derivative liability of approximately $149,000.

Net cash provided by financing activities was $117,461 for the nine months ended April 30, 2007. The activity was comprised of the Company receiving $405,644 from related party advances offset by the Company making repayments of $274,600 on related party advances, as well as advancing $16,500 on a related note receivable.

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

GOING CONCERN

We incurred a net loss of approximately $79,000 and $364,000 during the three-month and nine-month period ended April 30, 2007, respectively. Additionally, one of our subsidiaries, Torpedo, is in bankruptcy proceedings, and we generated minimal revenues; accordingly, we have no current source of working capital. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While we may be able to raise funds through the issuance of debt or equity instruments, there is no assurance that we will raise sufficient funds to operate in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company’s financial position.

ITEM 3.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 30, 2007, we received $125,943 under a $150,000 revolving credit note, payable to Millennium Opportunity Fund, a company owned by one of our major stockholders through common control. The revolving credit note is payable on demand after February 15, 2006. In connection with this revolving credit note, as amended, the Company issued 150,000 options exercisable at a price of $0.10 per share. The options expire on August 15, 2007.

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

Interactive Games, Inc. (Registrant)
Date: June 12, 2007	By: /s/ Henry Fong
Henry Fong
Chief Executive Officer

Date: June 12, 2007	By: /s/ Barry Hollander
Barry Hollander
Chief Financial Officer