Form 10KSB
period 2007-07-31
INTERACTIVE GAMES INC.
filed 2007-11-13
CIK 1126411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: JULY 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from _____ to _____.

Commission File Number 333-48746

CHINA NUVO SOLAR ENERGY, INC.
(Name of small business issuer in its charter)

NEVADA	87-0567853
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

319 Clematis Street – Suite 703, West Palm Beach, Florida 33401
(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code: (303) 796-8940

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒Yes  ☐No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

Issuer’s revenue for its most recent fiscal year: $-0-

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of November 5, 2007 was $8,389,000, based on the last sale price of the issuers common stock ($0.08 per share) as reported by the OTC Bulletin Board.

The Registrant had 194,652,462 shares of common stock outstanding as of November 5, 2007.

Documents incorporated by reference: None

CHINA NUVO SOLAR ENERGY, INC.
FORM 10-KSB

THIS REPORT MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS.  FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS.  WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

In January 2004, Torpedo Canada filed in Canada, a notice of its intention to make a proposal to its creditors for the restructuring of its debts.  The proposal procedure allowed Torpedo Canada to continue to operate its business subject to protection of the secured interests of its lenders and suspended efforts by creditors to collect their debts while Torpedo Canada reviewed and analyzed its financial condition.  On May 6, 2004, Torpedo Canada filed for protection under the Bankruptcy and Insolvency Act of Canada with the intention to liquidate its assets.  Torpedo Canada ceased its operating activities in May 2004.  In June 2007, we executed a Stock Purchase Agreement by and between the Company and CLB Investment Corp. (“CLB”), pursuant to which CLB acquired all of the capital stock of Torpedo Canada in exchange for $10.00. As a result of this transaction, approximately $2.3 million in liabilities of Torpedo were eliminated from the consolidated balance sheet and therefore no longer reflected on our financial statements.

On February 1, 2005, we acquired all of the issued and outstanding common stock of Interactive.  Pursuant to terms of the merger agreement, in exchange for all of the issued and outstanding common shares of Interactive we issued 27,037,282 shares of our common stock to the former Interactive shareholders in order for them to own 51% of our outstanding common stock on the closing date of the merger, on a fully diluted basis.  We agreed to issue additional shares if certain agreed upon criteria, to be determined, were met in order to allow the former Interactive security holders to hold 54% of our outstanding common stock (based on the shares outstanding at the time of closing).  As of October 30, 2007, we did not issue any of these additional shares.  In connection with the merger agreement, the former Interactive shareholders agreed to use their best efforts post-closing to cause our company to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of our liabilities.  As of October 31, 2007, $100,000 has been paid.  Finally, if Torpedo USA did not dispose of all of assets and liabilities within three months following the acquisition closing date, we were required to issue an additional 500,000 shares to the former Interactive shareholders.  The Company has determined that it will issue such shares once Torpedo USA has raised sufficient shares to satisfy up to $250,000 of its liabilities.

In conjunction with the merger agreement, we changed our name to Interactive Games, Inc. and approved an increase in our authorized common stock from 50,000,000 shares to 100,000,000 shares.

The acquisition of Interactive by us was accounted for as a reverse merger because on a post-merger basis, the former Interactive shareholders held a majority of the outstanding common stock of our company on a voting and fully diluted basis.  As a result, Interactive was deemed to be the acquirer for accounting purposes.

In June 2007, our stockholders approved the consolidation of our operating assets at that time into one operating subsidiary and the spin-off of that operating subsidiary on a pro-rata basis to our stockholders of record as of July 10, 2007, whereby each stockholder as of the record date will receive a pro rata number of shares of common stock in the operating subsidiary for each share of common stock in the Company held by such stockholder as of the record date.  The board of directors of the Company has retained the authority to cancel the spin-off distribution at any time prior to its completion in the event it determines that the spin-off is not in the best interests of the Company or its stockholders.  Importantly, all shareholders who acquired or acquire common stock after July 10, 2007 will not be entitled to participate in this “spin-off” distribution.

The “distribution” of the spin-off shares will occur at a later date subject to completion of certain legal and regulatory requirements and conditions.  We currently anticipate that the distribution  will occurprior to December 31, 2007.  Our intent is to make the newly created spin-off company publicly traded subject to the filing of all necessary documentation and obtaining all required regulatory approvals.

Also in June 2007, our stockholders, through a written consent executed by stockholders holding a majority of the outstanding shares of our common stock entitled to vote, adopted and approved Amended and Restated Articles of Incorporation and ratified the Amended and Restated Bylaws of the Company, which were adopted by our board of directors on June 26, 2007.

The Amended and Restated Articles of Incorporation increased the authorized capital stock of the Company from 105,000,000 shares to 500,000,000 shares, of which 25,000,000 shares now may be preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time.  The Company’s stockholders also authorized our chief executive officer to change our name to China Nuvo Solar Energy, Inc. at such time as the chief executive officer deemed appropriate in his sole discretion.

Generally, the Amended and Restated Bylaws of the Company updated our former bylaws to reflect changes to applicable law.  For example, under the Amended and Restated Bylaws stockholders may now take action by written action signed by stockholders holding a majority of the shares entitled to vote on the given action.

In July 2007, we issued an additional 500,000 shares of our common stock to CLB in consideration of its assumption of approximately an additional $418,000 of notes and accrued and unpaid interest, accounts payable and accrued expenses.

Pursuant to an Agreement and Plan of Reorganization dated as of April 23, 2007, as amended on July 25, 2007 (the “Share Exchange Agreement”), by and between the Company and Nuvo Solar Energy, Inc., a Colorado corporation (“Nuvo”), we and Nuvo entered into a share exchange whereby all of the issued and outstanding capital stock of Nuvo, on a fully-diluted basis, was exchanged for like securities of the Company, and whereby Nuvo became our wholly owned subsidiary (the “Share Exchange”).  The Share Exchange was effective as of July 25, 2007, upon the completed filing of Articles of Exchange with the Nevada Secretary of State and a Statement of Share Exchange with the Colorado Secretary of State.  Contemporaneously with the Share Exchange, we changed our name to “China Nuvo Solar Energy, Inc.”

Immediately prior to the effective time of the Share Exchange, Nuvo had outstanding 5,500,000 shares of its common stock (“Nuvo Common Stock”) and no shares of preferred stock.  In accordance with the Share Exchange Agreement, each share of Nuvo Common Stock was acquired by us in exchange for approximately 24.24 shares of our common stock for a total of 133,333,255 shares issued.  Accordingly, after giving effect to the Share Exchange, the Company had approximately 189,915,355 shares of Common Stock outstanding immediately following the transaction.

As a result of the Share Exchange, the former Nuvo shareholders together held approximately 66.6% of the Company’s outstanding common stock immediately following the transaction, on a fully-diluted basis.  Accordingly, the Share Exchange constituted a change of control of the Company.  As a result of the Share Exchange, Nuvo constituted the accounting acquirer in the Share Exchange, however, we elected to have a July 31 fiscal year end, which is the same fiscal year end that Interactive Games, Inc. had prior to the Share Exchange.

In September 2007, we announced the execution of a term sheet with Pioneer Materials, Inc. (“PMI”) of Torrance, California, to establish a pilot development and manufacturing operation in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  Upon execution of the term sheet, we paid PMI $10,000 toward the future costs under the proposed agreement.  The agreement with PMI has the objective of establishing initial production of solar cells using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.  The companies are currently negotiating the terms of a definitive agreement that is required to complete the proposed venture.

(b)           Business of issuer

Overview of our Current Business – Nuvo

Upon completion of the Share Exchange, we ceased all operations relating to our historical business and adopted the business plan of Nuvo, which is now our wholly owned subsidiary.  Pursuant to the terms of the Share Exchange as described more fully above, we spun-off our operations existing prior to the Share Exchange to our shareholders of record on July 10, 2007.  Throughout this report, the terms “Company” and “Nuvo” refer to China Nuvo Solar Energy, Inc. and the business of Nuvo now owned and operated by China Nuvo Solar Energy, Inc.

Nuvo was formed on April 13, 2006 under the laws of the State of Colorado. Nuvo was formed to seek a business opportunity in the alternate energy or “next-generation energy" sector. This industry sector encompasses non-hydro carbon based energy production and renewable energy technologies that are “net-zero" or emissions free.

Nuvo has identified the solar energy category as extremely promising because of its worldwide commercialization efforts to date. Solar power is a distributed energy technology that uses solar cells to convert the sun's energy to electricity. The major advantage of solar is its abundance for all purposes.  Today, the cost of solar power substantially exceeds the cost of power furnished by the electric utility grid. As a result, federal, state and local governmental bodies in many countries, most notably the United States, Japan and Germany, have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy.

Nuvo intends to locate and utilize such incentives in the development of its technology, if available.

On June 9, 2006, Nuvo signed a license agreement with Photovoltaics.com, Inc. (“PV”), which is based in Hutchinson Island, Florida. Nuvo acquired exclusive worldwide rights to PV's solar cell technology relating to a multiple stacked solar cell using wave guide transfers. This license agreement includes all patents issued pursuant to certain patents applications or amendments that have been filed and the rights to use all applicable copyrights, trademarks and related intellectual property obtained on or in connection with the process and products. As consideration for this license, Nuvo agreed to pay a total aggregate license fee of $250,000, of which $150,000 was paid on June 9, 2006 and $100,000 was paid on August 11, 2006.  The term of the license is for 10 years and automatically renewable for successive ten-year terms under the same terms and conditions as provided for in the license agreement.

Nuvo also agreed to pay the licensor a total of $180,000 to provide services relating to sales, marketing, manufacturing and order fulfillment for a period of three years ending in June, 2009.  As of November 1, 2007, Nuvo has paid $164,000 of this amount and has agreed to pay $16,000  in December 2007 upon whichthe entire amount has been paid.

Intellectual Property and License Agreement

The science that is used in our solar cell technology is based on an invention titled, “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”, utilizes Cadmium/Tellurium Cadmium/Sulfide powders layered in a ceramic sleeve with a copper back contact.  The ceramic sleeve eliminates the need for vacuum chambers or a vat with a molten material.  A lens is then glued on to the cell.  The cell utilizes a wave guide to carry light through the cell.  In addition, the wave guide can photo generate an electrical potential in the cell.  The material and amount of layers determines voltage while amperage is dependent in part upon particle size.  In essence, a multiple stacked solar cell using a wave guide transfers the square conversion area of the solar cell exposed to the sun from the horizontal to the vertical.

Our licensed technology incorporates a process that is conducive to manufacturing using a batch process.  This is possible because the solar cell cylinder itself replaces the necessity to use expensive vacuum chambers during production.  We believe this approach is the most expeditious and cost-effective alternative to development of manufacturing capability.  Consequently, since the batch processing approach is highly labor intensive, Nuvo has executed a  term sheet to establish a pilot manufacturing facility in China due to the fact that the only independent mine and refining operations for Cad/Tel production known to the Company in the world is located in China.

Our licensed technology uses a ceramic sleeve as a receptacle for the various materials used for a solar cell.  The ceramic sleeve replaces typical equipment such as expensive vacuum chambers thereby permitting the interchangeability of materials.  Production processes using a vacuum chamber in many cases cannot interchange materials because of contamination issues. We believe that utilizing the technology, if a shortage of one type of material occurs, a shift can be made quickly and economically to a more cost effective but complementary material.  The materials that can be used in these cells goes from soft materials like Cadmium/Tellurium to hard materials like Silicon.

A recently published independent report by the Joannopoulos Research Group at the Massachusetts Institute of Technology (“MIT”) determined that light trapping by wave guides they put into photovoltaic cells was increased by 37%.  This is accomplished by inter-dispersing clear crystal particles on waveguides with the solar cell.   We believe our licensed technology offers a number of significant advantages in light trapping efficiencies and certain production economies compared to current technologies.  We believe our licensed technology can increase light trapping even further by placement of these clear crystal particles in a random manner.  In addition, these wave guides allow even more layers of photovoltaic materials to be put down as the wave guides bring the light down even further than the few microns it can now travel in most materials.  We believe these ceramic sleeve solar cells with wave guides lend themselves to ideal cells for use in a concentrator system.

Competition

Companies pursuing similar technologies including different but related fields represent substantial competition. Many of these organizations are some of the largest companies in the world and have substantially greater capital resources, research and development staffs and facilities, as well as greater manufacturing and marketing capabilities than Nuvo does.   These organizations also compete with Nuvo to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.  As a result, there is no assurance that Nuvo’s technology will prove viable or that it will be able to compete with these larger organizations to produce any product or service.

Government Regulation

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Nuvo will also be required to comply with all foreign, federal, state and local regulations regarding protection of the environment.

Compliance with Environmental Laws

We are required to comply with all foreign, federal, state and local regulations regarding protection of the environment. If more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We may need to procure certain governmental and other permits to conduct our business. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend future production or cease operations. The manufacture of our potential products may use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault.

Employees

The Company currently does not have any full or part-time employees other than its officers.

Risk Factors

In General.  The purchase of shares of our common stock is very speculative and involves a very high degree of risk.  An investment in us is suitable only for the persons who can afford the loss of their entire investment.  Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to securities of the Company.

The market price of our common stock may fluctuate significantly.

           The market price of our common shares may fluctuate significantly in response to factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;
•	developments concerning intellectual property rights and regulatory approvals;
•	quarterly variations in our and our competitors’ results of operations;
•	changes in earnings estimates or recommendations by securities analysts;
•	developments in our industry; and
•	general market conditions and other factors, including factors unrelated to our own operating performance.

           Further, the stock market in general has recently experienced extreme price and volume fluctuations.  Continued market fluctuations could result in extreme volatility in the price of our common shares, which could cause a decline in the value of our common shares.  You should also be aware that price volatility might be worse if the trading volume of our common shares is low.

           Because we gained access to the public markets through a share exchange, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we gained access to the public markets through a share exchange.  Security analysts of major brokerage firms may not cover us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

Trading of our common stock is limited.

Trading of our common stock is conducted on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board, or “OTC Bulletin Board.” This has adversely effected the liquidity of our securities, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Because it is a “penny stock,” it will be more difficult for you to sell shares of our common stock.

Our common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny-stock transactions.  Accordingly, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

Risks Related to Our New Business

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues.  Until we are able to prove that our proprietary solar technology will work on a large commercial scale and can set up adequate manufacturing facilities, we will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from additional financing, which may not be available on favorable terms, if at all.  If we are unable to raise additional funds on acceptable terms, or at all, we may be unable to complete the development of our solar technology and set up adequate manufacturing facilities to produce a commercially viable product.  In addition, we could be forced to discontinue product development.  Any additional sources of financing will likely involve the sale of our equity securities or issuance of debt instruments that may be convertible into our common stock, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more products, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue to undertake research and development of potential alternative energy sources.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our stock.

We have a lack of operating history in which to base an investment decision.

Nuvo is a newly created startup company that has no operating history.  Our acquisition of solar cell technology from Photovoltaics.com, Inc. provides us with an opportunity for new business development, which carries continued unique risks inherent with any new business opportunity.  As a new start up company, Nuvo is subject to unforeseen costs, expenses, problems and difficulties inherent in these new business ventures.

Our operations to date have been limited to organizing the company, acquiring and securing the proprietary technology. These operations provide a limited basis for you to assess our ability to commercialize any product and the advisability of investing in our securities.

No assurance of success or profitability.

We have no current business operations and expect to incur significant losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more products, we expect to incur losses for the foreseeable future and may never become profitable.

We currently have outstanding debt that is convertible into shares of our common stock at prices that may be significantly below the market price at any given time and therefore significant dilution could occur to our current stockholders.

At July 31, 2007, we had a total of $299,125 in debt that is convertible into shares of our common stock at a discount of up to 25% of the market price for our common stock at any given time.  The conversion of any or all of this debt could result in significant dilution to our stockholders at the time such debt is converted.

We currently have stock options and common stock purchase warrants outstanding that may be exercisable at prices below the market price for our common stock at any given time that could result in significant dilution to our stockholders.

At July 31, 2007, we had a total of 8,912,107 stock options and common stock purchase warrants outstanding exercisable at a weighted average exercise price of $0.13 at that date.  The conversion of any or all of these options and warrants could occur at prices below the market price of our common stock at a given time and could cause substantial dilution to our stockholders.  In addition, as we seek to raise additional capital to fund our future business operations, we could issue additional stock options and warrants at prices below market that cause additional dilution to our stockholders.

We will compete with organizations of all sizes from multinational manufacturing and energy companies to similar sized startup companies as well as research and educational institutions.   Developments by competitors may render our technologies or potential products obsolete or non-competitive.

Companies pursuing similar technologies including different but related fields represent substantial competition. Many of these organizations are some of the largest companies in the world and have substantially greater capital resources, research and development staffs and facilities, as well as greater manufacturing and marketing capabilities than we do.   These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.  As a result, there is no assurance that our technology will prove viable or that we will be able to compete with these larger organizations to produce any product or service.

Evaluating our business and future prospects may be difficult due to the rapidly changing market landscape.

The market we are attempting to enter is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to commercialize our technology and we have limited experience upon which to predict whether it will be successful. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

We may fail to successfully bring to market products based on our technology, which may prevent us from achieving product sales and market share.

We expect to derive a substantial portion of our revenues from sales of new solar power products that are under development and not yet commercially available. If we fail to successfully develop our new solar power products or technologies, we will likely be unable to recover the losses we may incur to develop these products and technologies and may be unable to establish our sales and market share and become profitable. Many of our proposed product and manufacturing technologies are novel and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development.

Our solar power products may not gain market acceptance, which would prevent us from achieving increased sales and market share.

The development of a successful market for solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

•	our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;
•	whether or not customers will accept our new technology and any products based on that technology; and
•	our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners.

If our proposed solar power products fail to gain market acceptance, we would be unable to establish sales and market share and to achieve and sustain profitability.

Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

Our failure to develop our technology and introduce new solar power products could cause our technology to become uncompetitive or obsolete, which could reduce our ability to sell products or gain market share and cause potential sales to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in future research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. Our development efforts may be rendered obsolete by the technological advances of others and other technologies may prove more advantageous for the commercialization of solar power products.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We may be required to establish strategic relationships with third parties in the solar power industry, including in international markets.  Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We can provide no assurance that we will be able to establish other strategic relationships in the future.

In addition, any strategic alliances that we establish, will subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to developed business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control.

Our management team may not be able to successfully implement our business strategies.

Our management team has limited experience in the alternative energy sector.  If our management team is unable to execute on its business strategies, then our product development, the establishment of manufacturing operations and distribution network and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all foreign, federal, state and local regulations regarding protection of the environment. If more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We may need to procure certain governmental and other permits to conduct our business. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend future production or cease operations. The manufacture of our potential products may use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

Like other retailers, distributors and manufacturers of products that are used by consumers, we may face an inherent risk of exposure to product liability claims in the event that the use of the solar power products we intend to sell results in injury. Since our intended products are electricity producing devices, it is possible that consumers could be injured or killed by potential products, whether by product malfunctions, defects, improper installation or other causes. In addition, we cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We will need to evaluate the potential risks we face and procure appropriate levels of insurance for product liability claims.  There is no assurance we will be able to afford such coverage to adequately protect the Company and its stockholders.  The successful assertion of any future product liability claims against us could result in potentially significant monetary damages and if any insurance protection is inadequate to cover these claims, they could require us to make significant payments.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our success, competitive position and future revenues will depend in part on our ability, and the abilities of any licensors we may engage, to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our licensed patents;
•	if and when patents will issue;
•	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications; or
•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as any licensors and contractors.  To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we will rely on trade secret protection and confidentiality agreements.  To this end and to the extent possible, we intend to require all of our employees and consultants to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.  If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	redesign our products or processes to avoid infringement;
•	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our product candidates;
•	pay damages; or
•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

We rely on key executive officers and scientific advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our consultant Mr. Lawrence Curtin, the developer of our solar technology.  We do not have “key person” life insurance policies for any of our officers.  The loss of the technical knowledge and management and industry expertise of any of our current or future key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in solar cell technology, government regulation, development and manufacturing, and sales and marketing. We may face significant competition for qualified individuals, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the Peoples Republic of China (PRC) government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our anticipated products and materially and adversely affect our competitive position.

We currently intend to conduct a majority of our business operations in China and a portion of our potential sales could be made in China in the near future. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange; and
•	the allocation of resources.

While the Chinese economy has grown significantly in recent years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by solar energy users, which in turn could reduce demand for our anticipated products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of renewable energy investments and expenditures in China, which in turn could lead to a reduction in demand for our anticipated products and consequently have a material adverse effect on our businesses.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

We currently plan to conduct substantially all of our business through an agreement with a third party that owns manufacturing facilities and conducts a majority of its business in China. This arrangement may be subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Foreign exchange transactions by companies under China’s capital account continue to be subject to significant foreign exchange controls and require the approval of PRC governmental authorities.

ITEM 2.                            DESCRIPTION OF PROPERTY.

Our executive offices are located at 319 Clematis Street – Suite 703, West Palm Beach, Florida 33401 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated.  This space was provided to us free of charge during the year ended July 31, 2007 and included the use of office space and the occasional use of fax machines, copy machines and other office equipment.

ITEM 3.                            LEGAL PROCEEDINGS.

Our company is not a party in to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

ITEM 4.                            SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

On June 28, 2007, our stockholders, through a written consent executed by stockholders holding 53.15% of the outstanding shares of our common stock entitled to vote, adopted and approved Amended and Restated Articles of Incorporation and ratified the Amended and Restated Bylaws of the Company, which were adopted by our board of directors on June 26, 2007.  Our stockholders also approved the consolidation of our operating assets in June 2007 into one operating subsidiary and the spin-off of that operating subsidiary on a pro-rata basis to the Company’s stockholders of record as of July 10, 2007, whereby each stockholder as of the record date would receive a pro rata number of shares of common stock in the operating subsidiary for each share of common stock in the Company held by such stockholder as of the record date.    The stockholders also approved the Share Exchange with Nuvo Solar Energy, Inc.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)           Market information

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board” under the trading symbol “CNUV”.  The following table lists the high and low bid information for our common stock as quoted on the OTC Bulletin Board for the fiscal years ended 2006 and 2007, respectively:

	Price Range
Quarter Ended	High ($)	Low ($)
October 31, 2005	.25	.08
January 31, 2006	.40	.17
April 30, 2006	.40	.06
July 31, 2006	.09	.03

October 31, 2006	.10	.05
January 21, 2007	.12	.05
April 30, 2007	.14	.06
July 31, 2007	.15	.06

The above quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)           Holders

The number of record holders of our common stock as of November 5, 2007, was approximately 84 based on information received from our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)           Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

 (d)           Securities authorized for issuance under equity compensation plans

We have the following securities authorized for issuance under our equity compensation plans as of July 31, 2007.  This does not include 18,000,000 options available for future issuance under our 2007 Stock Option Plan approved by our board of directors on August 27, 2007.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	1,700,000	$0.20	800,000
Total	1,700,000	$0.20	800,000

Recent Sales of Unregistered Equity Securities

None.

ITEM 6.                            PLAN OF OPERATION.

(a)           Plan of operation

Upon completion of the Share Exchange, we ceased all operations relating to the business of Interactive Games, Inc. and adopted the business plan of Nuvo, which is now our wholly owned subsidiary.  Our focus is the development of a viable manufacturing process for our solar cell technology.

Our plan of operation for the period for the next twelve months is to continue implementing Nuvo’s business plan as described above.  We expect our principal expenditures during the next 12 months to include:

•	Remaining payments to the licensor of our intellectual property of approximately $16,000 for consulting services related to product development.
•	Development costs related to establishing a viable manufacturing process for our solar cell technology including costs related to setting up a pilot manufacturing process.
•	General and administrative costs and costs related to public company operations.

As part of our planned operations, our main focus will be the development of a viable manufacturing process for our technology.  As part our plan, we recently announced the signing of a term sheet and intend to execute a definitive agreement with Pioneer Materials, Inc. with the intent to provide us with the facilities and expertise in China necessary to develop a pilot manufacturing process and eventually, a full manufacturing facility assuming the pilot process is successful.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

To address the going concern situation addressed in our financial statements, we will require additional capital to fund the development of a pilot manufacturing process as well as for general corporate working capital to fund our day-to-day operations and costs associated with being a publicly-traded company.  This amount does not include any amounts which may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of debt financing, which may include debt instruments that may include loans from our officers or directors, or the sale of our equity securities in private placements or other equity offerings or instruments.

We can make no assurance that we will be successful in raising the funds necessary for our working capital requirements as suitable financing may not be available and we may not have the ability to sell our equity securities under acceptable terms or in amounts sufficient to fund our needs. Our inability to access various capital markets or acceptable financing could have a material effect on our results of operations, research and deployment of our business strategies and severely threaten our ability to operate as a going concern.

During the remainder of our current fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through acceptable debt facilities and equity financing to insure our ability to continue our research and implement other business strategies.  To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in significant dilution of our current shareholders.

In October 2007, our Board of Directors approved for the Company to issue up to $700,000 of convertible debentures.  In October, 2007 we issued convertible debentures to unaffiliated third parties totaling $240,000,and received net proceeds of $199,800. These debentures mature in three years and carry an interest rate of 6% per annum.  The debentures can be converted into our common stock by the holders at any time following six months from their issuance until maturity at 75% of the lowest closing bid price of our common stock during the twenty trading days prior to conversion.  We also have the option of redeeming the debentures while they are outstanding for 115% of face value during the first six months, 125% of face value from six months to one year, and at 131% of face value from one year to maturity.

(c)           Off-Balance sheet arrangements

During the fiscal year ended July 31, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 7.                            FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 8.                            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.                      CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-159e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  A review and evaluation of our disclosure controls and procedures was performed by the Company’s management, including the Company’s Principal Executive Officer (the “CEO”) who is also Principal Financial Officer (the “CFO”), as of July 31, 2007.  Based on that review and evaluation, the Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2007.

Additionally, there were no significant changes in our internal controls during the quarter ended July 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                      OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.                            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)           Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position
Henry Fong	72	President, Chief Executive Officer and Director
Stephen D. King	51	Director
Barry S. Hollander	50	Chief Financial Officer
Thomas B. Olson	41	Secretary

Henry Fong.  Mr. Fong has been the president, chief executive officer, and a director of the Company since March 2002 and president and a director of Nuvo since its inception in April 2006.  Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc. from its inception in 1983 until January 2, 2007. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded shell company, since June 2004. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been the president and a director of Inhibiton Therapeutics, Inc. since its inception in May 2004. Inhibiton Therapeutics is a publicly held company performing research and development on new cancer therapies. From 1959 to 1982, Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

Stephen D. King.  Mr. King has been a director since November 2006.  Mr. King was elected chief executive officer of Wits Basin Precious Minerals, Inc., a publicly traded mineral exploration company, effective September 15, 2006 and has served as a director since July 8, 2004.  Mr. King also served as president of Wits Basin from May 15, 2006 to September 15, 2006. Since October 2000, Mr. King has served as president of SDK Investments, Inc., a private investment firm located in Atlanta, Georgia specializing in corporate finance and investing. He served as president, from January 1994 until July 2000 and chairman until October 2000, of

PopMail.com, Inc., a publicly traded company with businesses in the hospitality and Internet sectors.

Barry S. Hollander.  Mr. Hollander has been chief financial officer of the Company since 2002.  Mr. Hollander has been the chief financial officer of VP Sports, a privately-held company, since March 1999.  From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor.  In 1999 California Pro merged with Imaginon, Inc.  Mr. Hollander has been in the sporting goods industry since 1980 in various accounting, senior management and executive positions. Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

Thomas B. Olson.  Mr. Olson has been secretary of the Company since March 2002 and has been secretary and treasurer of Nuvo since its inception in April 2006.  Mr. Olson was secretary of Hydrogen Power, Inc. from January 1988 to April 5, 2007 when he became an assistant secretary.  Hydrogen Power, Inc. is a publicly-traded company in the alternative energy sector.  Mr. Olson served as a director of Chex Services, formerly a subsidiary of Hydrogen Power, Inc., since May 2002. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. Mr. Olson has been the secretary of Inhibiton Therapeutics, Inc. since its inception in May 2004. Inhibiton Therapeutics is a publicly held company performing research and development on new cancer therapies. From August 2002 to July 2004, Mr. Olson was secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interests in mining properties. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

(b)           Significant employees

Not applicable.

(c)           Family relationships

None.

(d)           Involvement in certain legal proceedings

Not applicable.

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

Under the Code of Ethics, all members of the senior financial management shall:

•	Act honestly and ethically in the performance of their duties at our company,
•	Avoid actual or apparent conflicts of interest between personal and professional relationships,

•	Provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications by our company,
•	Comply with rules and regulations of federal, state and local governments and other private and public regulatory agencies that affect the conduct of our business and our financial reporting,
•	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the member's independent judgment to be subordinated,
•	Respect the confidentiality of information acquired in the course of work, except when authorized or legally obtained to disclosure such information,
•	Share knowledge and maintain skills relevant to carrying out the member's duties within our company,
•	Proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community,
•	Achieve responsible use of and control over all assets and resources of our company entrusted to the member, and
•
Promptly bring to the attention of the Chief Executive Officer any information concerning (a) significant deficiencies in the design or operating of internal controls which could adversely to record, process, summarize and report financial date or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting or internal controls.

We will provide a copy of the Code of to any person without charge, upon request.  Requests can be sent to China Nuvo Solar Energy, Inc., 319 Clematis Street, Suite 703, West Palm Beach, Florida 33401.

Corporate Governance

There have been no material changes to procedures by which security holders may recommend nominees to our board of directors.

We currently have no standing audit or nominating committees of our board of directors.  Our entire board of directors currently consisting of Mr. Henry Fong and Mr. Stephen King currently performs these functions.  While we currently have no standing audit or nominating committee, we have determined that Mr. Fong would be considered an audit committee financial expert although he is not an independent director.

ITEM 10.                            EXECUTIVE COMPENSATION.

(a)           General

The following tables set forth all of the compensation awarded to, earned by or paid to:

In Table (1):  (i) each individual serving as an Interactive Games’ principal executive officer during the fiscal year ended July 31, 2007; (ii) each other individual that served as an Interactive Games’ executive officer at the conclusion of the fiscal year ended July 31, 2007 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “Interactive named executives”).

In Table (2): (i) each individual serving as Nuvo’s principal executive officer during the fiscal year ended July 31, 2007; (ii) each other individual that served as an executive officer of Nuvo at the conclusion of the fiscal year ended July 31, 2007 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “Nuvo named executives”).

(b)           Summary compensation tables

Table 1. Summary Compensation of Executive Officers – Interactive Games, Inc.

Name and Principal Position	Year	Salary	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Henry Fong Chief Executive Officer & President	2007 2006	$80,000 $80,000	- -	$66,214 -	- -	- -	$146,214 $80,000

Barry S. Hollander Chief Financial Officer	2007 2006	$35,000 $10,000	- -	$33,107 -	- -	- -	$68,107 $10,000

Thomas B. Olson Secretary	2007 2006	$7,500 $30,000	- -	$26,670 -	- -	- -	$34,170 $30,000

Table 2. Summary Compensation of Executive Officers – Nuvo Solar Energy, Inc.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Henry Fong Chief Executive Officer & President	2007 2006	$43,000 $12,000	- -	- -	- -	$43,000 $12,000

Thomas B. Olson Secretary	2007 2006	$11,250 $3,000	- -	- -	- -	$11,750 $3,000

 (c)           Narrative disclosure to summary compensation table.

During the fiscal year ended July 31, 2007, the Company had month-to-month arrangements with Henry Fong, Barry Hollander and Thomas B. Olson for their management services, whereby it paid Mr. Fong a monthly management fee of $6,667 in consideration of his services to the Company as President and Chief Executive Officer, Mr. Hollander a monthly management fee of $2,500 for his services as Chief Financial Officer and Mr. Olson a monthly management fee through October 31, 2006 of $2,500 in consideration of his services as Secretary and Treasurer.

In July 2007, Messrs. Fong, Hollander and Olson converted $90,000, $45,000, and $36,250, respectively, in accrued fees owed to them into 642,857, 321,429, and 258,929 shares of our common stock respectively, at a conversion price of $0.14 per common share.  In addition, Messrs. Fong, Hollander and Olson received warrants to purchase 642,857, 321,429, and 258,929, respectively, shares of our common stock for a period of two years at an exercise price of $0.10 per share.   These warrants were valued using the Black-Scholes option pricing model and determined to have a value of $66,214, $33,107, and 26,670, for Messrs. Fong, Hollander, and Olson, respectively, which amounts are included as “Equity Awards” in the Summary Compensation Table.

Nuvo did not have any formal employment agreements with its officers.  Nuvo paid Mr. Fong a management fee of $3,000 per month, and Mr. Olson a management fee of $750 per month for their respective services until June 2007.  Beginning in July 2007, our board of directors authorized management fees of $10,000 per month for Mr. Fong and $3,000 per month for Mr. Olson.

(d)           Outstanding equity awards at fiscal year end table.

The following table sets forth information regarding each unexercised option and non-vested stock award held by each of the Interactive named executive officers as of July 31, 2006.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry Fong	900,000	-	$0.20	1/16/2009
Barry S. Hollander	500,000	-	$0.20	1/16/2009
Thomas B. Olson	250,000	-	$0.20	1/16/2009

(e)           Additional narrative disclosure.

We currently have no retirement plans or similar benefits for our officers.  We also have no contracts or agreements with our officers for payments that may result neither from their resignation, retirement, or other termination, nor in the event of a change in control.

(f)           Compensation of directors

Neither Interactive Games nor Nuvo paid fees to their respective directors for attendance at meetings of the board; however, the Company may adopt a policy of making such payments in the future.  The Company will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

ITEM 11.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of November 5, 2007 by (1) each person known by the Company to beneficially own 5% or more of the

Company’s outstanding common stock, (2) each named executive officer (as defined in Item 402(a)(2) of Regulation S-B promulgated under the Securities Act of 1933, as amended), (3) each of the Company’s directors and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Number of Shares of Preferred Stock Beneficially Owned	Percent of Preferred Stock (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock (1)
Henry Fong 319 Clematis Street – Ste 703 West Palm Beach, FL 33401	520,953 (2)	97.20%	32,643,316 (3)	16.48%
Barry S. Hollander 319 Clematis Street – Ste 703 West Palm Beach, FL 33401	-	0	1,669,852 (4)	*
Thomas B. Olson 7315 East Peakview Avenue Englewood, CO 80111	-	0	3,545,377 (5)	1.82%
Stephen D. King 900 IDS Center 80 South 8th Street, Minneapolis, MN 55402	-	0	1,000,000 (6)	*
All Executive Officers and Directors as a Group (4 persons)	520,953	97.20%	38,858,545 (7)	19.39%
Michele Friedman 777 Flagler Dr S., 8th Floor West Palm Beach, FL 33401	-	-	19,125,713 (10)	9.82%
Richard W. Perkins 730 E Lake Street Wayzata, MN 55391	-	-	25,742,406 (8)	13.22%
Wayne W. Mills 2125 Hollybush Rd Medina, MN 55340	-	-	27,924,679 (9)	14.28%
Hunter Ridge Partners LLC 500 Ford Road Minneapolis, MN 55426	-	-	9,751,963	5.04%
Gulfstream Financial Partners 319 Clematis Street – Ste. 703 West Palm Beach, FL 33401	36,110 (11)	6.74%	25,082,679 (11)	12.88%
__________
* means less than 1%

(1)	As of November 5, 2007, 194,652,462 shares of our common stock and 535,890 shares of our preferred stock were outstanding.
(2)
Includes (i) 36,110 shares of preferred stock held by a partnership in which Mr. Fong is a partner, (ii) 164,473 shares of preferred stock held by a corporation in which Mr. Fong is an 80% shareholder, (iii) 123,069 shares of preferred stock held by another corporation in which Mr. Fong is an 80% shareholder and (iv) 197,301 shares of preferred stock held by a corporation in which Mr. Fong is an officer.

(3)
Includes(i) 900,000 shares underlying options granted under our 2003 Stock Option Plan, (ii) warrants to purchase 642,857 shares of common stock, (iii) 24,953,715 shares of common stock and warrants to purchase 128,964 shares of common stock owned by Gulfstream Financial Partners, of which Mr. Fong is a partner (which is separately identified in this stockholder table), (iv) includes 1,449,431 shares of common stock and warrants to purchase 587,400 shares of common stock owned by a corporation in which Mr. Fong is an officer and director, (v) 439,553 shares of common stock and warrants to purchase 439,533 shares of common stock held by another corporation in which Mr. Fong is an 80% shareholder and (vi) 704,646 shares of common stock and warrants to purchase 704,646 shares of common stock held by a corporation in which Mr. Fong is an officer.

(4)	Includes (i) 500,000 shares underlying options granted under our 2003 Stock Option Plan and (ii) warrants to purchase 321,429 shares of common stock.
(5)
Includes (i) 250,000 shares underlying options granted under our 2003 Stock Option Plan and (ii) warrants to purchase 258,929 shares of common stock.  Also includes 2,458,761 shares of common stock held jointly with Mr. Olson’s spouse.

(6)	Consists of warrants to purchase shares of the Company’s common stock.
(7)	Includes 1,650,000 shares underlying options granted under our 2003 Stock Option Plan and warrants to purchase 4,083,898 shares of our common stock.
(8)
Includes 1,500,000 shares of common stock held by a limited partnership of which Mr. Perkins is the general partner and 24,242,406 shares of common stock held by Richard W. Perkins Trust U/A 6/14/78 FBO Richard W. Perkins.

(9)
Includes (i) warrants to purchase 100,000 shares of common stock held by a limited liability company of which Mr. Mills is the sole member, (ii) warrants to purchase 800,000 shares of common stock held by Mr. Mills, (iii) 6,062,602 shares held by a limited liability company of which Mr. Mills holds 50% of the membership interest, (iv) 9,751,963 shares held by a Hunter Ridge Partners, LLC, a limited liability company of which Mr. Mills holds 50% of the membership interest (which is set forth separately in this beneficial ownership table), and (v) an aggregate of 4,979,482 shares of common stock beneficially held by Mr. Mills’ spouse.

(10)	Includes options to purchase 150,000 shares of common stock and 300,000 shares of common stock held by Mrs. Friedman’s spouse.
(11)	Mr. Fong, our President, Chief Executive Officer and Director, is a partner of Gulfstream Financial Partners. Includes warrants to purchase 128,964 shares of common stock.

 (c)           Changes in control

We are not aware of any arrangements that could result in a change in control of the Company.

ITEM 12.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)           Transactions with related persons.

Interactive Games, Inc.

During the year ended  ended July 31, 2007, the Company repaid $26,000 to VP Sports, Inc., a corporation of which Mr. Fong is an officer.  During the year ended December 31, 2006, the Company repaid $203,600 to the same related party.  The balance owed to this related party at July 31, 2007 of $493,252 was cancelled in consideration for the issuance of 197,301 shares of the Company’s Class A Preferred Stock, 704,646 shares of the Company’s common stock, and warrants to purchase 704,646 shares of the Company’s common stock at an exercise price of $0.10 per share and expiring in July 2009.

During the year ended July 31, 2007, the Company repaid $45,000 to Equitex 2000, a corporation for which Mr. Fong is an officer.  The balance owed to this related party at July 31, 2007 of $361,182 was cancelled in consideration for the issuance of 164,473 shares of the Company’s Class A Preferred Stock, 587,400 shares of the Company’s common stock, and warrants to purchase 587,400 shares of the Company’s common stock at an exercise price of $0.10 per share and expiring in July 2009.

As of July 31, 2007, USA Skate, of which Mr. Fong holds a majority interest and Mr. Hollander a minority interest, cancelled $307,673 the Company owed in consideration for the issuance of 123,069 shares of the Company’s Class A Preferred Stock, 439,533 shares of the Company’s common stock, and warrants to purchase 439,533 shares of the Company’s common stock at an exercise price of $0.10 per share and expiring in July 2009.

As of July 31, 2007, Gulfstream Financial Partners, a corporation for which Mr. Fong is an officer, director and sole owner, cancelled $90,275 the Company owed in consideration for the issuance of 36,110 shares of the Company’s Class A Preferred Stock, 128,964 shares of the Company’s common stock, and warrants to purchase 128,964 shares of the Company’s common stock at an exercise price of $0.10 per share and expiring in July 2009.

As of July 31, 2007, an unrelated party cancelled $37,344 the Company owed in consideration for the issuance of 14,938 shares of the Company’s Class A Preferred Stock, 53,349 shares of the Company’s common stock, and warrants to purchase 53,349 shares of the Company’s common stock at an exercise price of $0.10 per share and expiring in July 2009.

As of July 31, 2007, $171,250 was owed to officers of the Company. The balance owed to the officers was cancelled in consideration for the issuance of 642,857 shares of the Company’s common stock and warrants to purchase 642,857 shares of the Company’s common stock at an exercise price of $0.10 per share and expiring in July 2009.

Nuvo Solar Energy, Inc.

During the fiscal year ended July 31, 2007, Nuvo issued promissory notes totaling $99,450 payable to its president.  During that same period, $49,575 in principal and $2,425 in accrued interest was paid on these notes leaving a principal balance of $49,875 along with

$1,979 in accrued interest outstanding.  The promissory notes have an interest rate of 10% per annum and are due on demand.

During the fiscal year ended July 31, 2007, Nuvo issued promissory notes totaling $81,000 payable to a company owned by the president.  During the year ended July 31, 2006, this entity loaned Nuvo $300.  In the year ended July 31, 2007, $48,176 in principal and $1,424 in accrued interest was paid on these notes leaving a principal balance of $33,124 along with $564 in accrued interest outstanding.  The promissory notes have an interest rate of 10% per annum and are due on demand.

During the fiscal year ended July 31, 2007, Nuvo issued promissory notes totaling $19,000 to a trust created by the president for the benefit of his children.  In the year ended July 31, 2007, $2,768 in principal and $232 in accrued interest was paid on these notes leaving a principal balance of $16,232 along with $71 in accrued interest outstanding.  The promissory notes have an interest rate of 10% per annum and are due on demand.

In July 2007, Nuvo issued a promissory note to Pyramid Partners LP, a significant stockholder, in the amount of $125,000.  This note is convertible into Nuvo common stock at 85% of the offering price of the first equity offering of at least $500,000 conducted by us during the term of the note, which is one year.  The entire principal balance of $125,000 was outstanding at July 31, 2007 along with $479 in accrued interest.  This note carries and interest rate of 10% per annum.

Director Independence

Our board of directors has two directors and has no standing sub-committees at this time due to the associated expenses and the small size of our board.  We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent, however, the board has determined that Stephen D. King is “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process.  In this function, our board performs several functions.  Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements. While we do not currently have a standing compensation committee, our non-employee director considers executive officer compensation, and our entire board participates in the consideration of director compensation.  Our non-employee board member oversees our compensation policies, plans and programs.  Our non-employee board member further reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers; reviews the compensation and other terms of employment of our Chief Executive Officer and our other executive officers; and administers our equity incentive and stock option plans.  Each of our directors participates in the consideration of director nominees.  In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary.  Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed.  Such factors include relevant business and industry experience and demonstrated character and judgment.

ITEM 13.                            EXHIBITS

Exhibits

2.1	Agreement and Plan of Reorganization by and between the Company and Nuvo Solar Energy, Inc. dated April 23, 2007. (incorporated by reference to Company’s Form 8-K filed on May 1, 2007)
2.2
Amendment No. 1 to Agreement and Plan of Reorganization by and between the Company and Nuvo Solar Energy, Inc. dated July 25, 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)

2.3
Articles of Exchange relating to the share exchange by and between Interactive Games, Inc. and Nuvo Solar Energy, Inc. as filed with the Nevada Secretary of State on July 25, 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)

2.4
Statement of Share Exchange relating to the share exchange by and between Interactive Games, Inc. and Nuvo Solar Energy, Inc. as filed with the Colorado Secretary of State on July 25, 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)

3.1	Amended and Restated Articles of Incorporation of Interactive Games, Inc. (incorporated by reference to Company’s Form 8-K filed on July 5, 2007).
3.2	Amended and Restated Bylaws of Interactive Games, Inc. (incorporated by reference to Company’s Form 8-K filed on July 5, 2007).
3.3	Amended and Restated Articles of Incorporation of China Nuvo Solar Energy, Inc. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
3.4	Certificate of Designation of Series A Preferred Stock. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
4.1	Form of promissory note made by the Company in favor of certain investors in July 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
4.2	Form of warrant issued by the Company to certain investors on July 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)

10.1	Agreement between the Company and Photovoltiacs.com, Inc. dated June 9, 2006, as amended. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
14.1	Code of Ethics. (filed herewith)
21.1	List of Subsidiaries. (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hawkins Accounting served as our certifying accountant for the fiscal year ended July 31, 2007, as well as the certifying accountant for Nuvo prior to the Share Exchange for the year ended December 31, 2006.  Sherb & Co., LLP served as our certifying accountant for the fiscal year ended July 31, 2006.

Fiscal Year ended July 31, 2007 – Hawkins Accounting

Audit Fees

Fees for audit services billed for the fiscal year ended July 31, 2007 were $24,000 and consisted of (i) audit of the Company’s annual financial statements; and (ii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregate fees billed in the fiscal year ended July 31, 2007 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed in the fiscal year ended July 31, 2007 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

During the fiscal year ended July 31, 2007, while acting and independent accountant to Nuvo prior to the Share Exchange, Hawkins accounting was paid $7,500 including $5,000 for audit services related to Nuvo’s December 31, 2006 audited financial statements and $2,500 for the review of Nuvo’s June 30, 2007 interim financial statements.

Fiscal Years ended July 31, 2007 and 2006 – Sherb & Co., LLC

Audit Fees - 2006

Fees for audit services billed for the fiscal year ended July 31, 2006 were $31,165 and consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; and (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregate fees billed in either of the fiscal years ended July 31, 2007 and 2006 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed in either of the fiscal years ended July 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

During the fiscal year ended July 31, 2007, Sherb & Co., billed $10,500 in fees related to (i) reviews of the Company’s quarterly financial statements; and (ii) consultations on financial accounting and reporting matters arising during the course of the reviews.

We do not have an audit committee currently serving and as a result our entire board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NUVO SOLAR ENERGY, INC.
(Registrant)

Date: November 13, 2007	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer

By: /s/ Barry S. Hollander
Barry S. Hollander
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2007	/s/ Henry Fong
Henry Fong
Director

Date: November 13, 2007	/s/ Stephen D. King
Stephen D. King
Director

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 2007 AND 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated financial statements:

Consolidated balance sheet	F-3

Consolidated statements of operations	F-4

Consolidated statement of changes in stockholders' deficit and other comprehensive income	F-5

Consolidated statements of cash flows	F-6 – F-7

Notes to consolidated financial statements	F-8 – F22

HAWKINS ACCOUNTING

To the Board of Directors and Shareholders
China Nuvo Solar Energy, Inc.
West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

I have audited the balance sheet of China Nuvo Solar Energy, Inc. as of July 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the years ending July 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Nuvo Solar Energy, Inc as of July 31, 2007, the results of operations and it's cash flows for the years ended July 31, 2007 and 2006 in conformity with generally accepted accounting principles in theUnited States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note I to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting
November I2, 1 2, 2007
Los Angeles, CA

1875 Century Park East Suite H-3513 Los Angeles, CA 90067
(310) 553-5707, Fax (310) 553-5337 info@cpahawkins.com

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY Consolidated Balance Sheet For the Year Ended July 31, 2007
Assets

2007
Current Assets
Cash	$33,021
Notes and interest receivable	27,692
Prepaid expenses and other current assets	46,000

Total current assets	106,713

Solar intellectual property, less accumulated depreciation of $29,166	220,834
Debt issuance costs	107,783

Total assets	$435,330

Liabilities and Shareholders’ Deficit

Current liabilities:
Accrued liability\ies, related parties	$311,354
Accounts payable and accrued expenses	62,173
Derivative liability convertible debentures	345,655
Notes payable	191,233
Notes payable, related party	184,499

Total current liabilities	1,094,914

Long-term liabilities:
Convertible debentures payable, net	154,275

Total liabilities	1,249,189

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
535,891 (2007) and -0- (2006) shares issued and outstanding	535,891
Common stock, $.001 par value, 495,000,00 shares authorized;
193,552,462 (2007) and 52,782,100 (2006) issued and outstanding	193,552
Additional paid-in capital	(2,057,040)
Retained earnings	513,738

Total shareholders' deficit	(813,859)

Total liabilities and shareholders' deficit	$435,330

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY Consolidated Statements of Operations For the Years Ended July 31, 2007 and 2006

	2007	2006

Revenues:
Revenues	-	-
Cost of revenues	-	-

Gross profit	-	-

Operating costs and expenses:
Selling, general and administrative
Bonus, related party	$275,561
Consulting fees	116,000
Management fees, related parties	99,250	$160,000
Stock compensation cost	431,589	223,399
Legal and accounting	82,547	36,000
Other	82,105	78,484

Total operating costs and expenses	1,087,052	497,883

Operating loss	(1,087,052)	(497,883)

Other (expenses) income
Interest expense, related parties	(107,418)	(131,174)
Interest expense, other	(221,754)	(48,054)
Interest income, related parties	1,192

Total other income (expenses)	(327,980)	(179,228)

Loss before sale of subsidiary	(1,415,032)	(677,111)

Gain from sale of subsidiary	1,711,789	-

Net income (loss)	$296,757	$(677,111)

Basic and diluted net loss from operations per common share	$(0.03)	$(0.01)

Basic and diluted net gain from sale of subsidiary per common share	$0.03	$ **

Basic and diluted weighted average common shares outstanding	55,119,401	49,798,739

**Less than $.01

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY Consolidated Statement of Changes in Shareholders' Deficit For the Years Ended July 31, 2007 and 2006

	Common stock		Additional paid-in	Stock subscription	Deferred	Accumulated other comprehensive	Preferred	Accumulated (deficit)	Total stockholders'
	Shares	Amount	capital	receivable	compensation	income	stock	equity	deficit
Balance at August 1, 2005	46,055,100	$46,055	$(3,249,416)	$(4,856)	$(103,399)	$(30,828)	$-	$(702,597)	$(4,045,041)

Amortization of deferred compensation					103,399				103,399

Fair value of issuance of options and warrants			7,466						7,466

Issuance of shares pursuant to the merger agreement	5,227,000	5,227	(5,227)						-

Issuance of shares in connection with convertible debentures	1,500,000	1,500	118,500						120,000

Reversal of previously recorded subscription receivable				4,856					4,856

Net loss								(677,111)	(677,111)

Foreign currency translation adjustment						(147,045)			(147,045)

Balances, July 31, 2006	52,782,100	52,782	(3,128,677)	-	-	(177,873)	-	(1,379,708)	(4,633,476)

Issuance of shares upon conversion of subordinated debentures	2,000,000	2,000	83,875						85,875

Issuance of shares for services	1,800,000	1,800	106,200						108,000

Issuance of shares pursuant to Agreement and Plan of Reorganization	133,333,255	133,333	(208,572)			-		(4,480,854)	(4,556,093)

Sale of subsidiary			(177,873)			177,873		4,550,983	4,550,983

Spin -off of subsidiary			(468,591)					1,526,560	1,057,969

Issuance of warrants in connection with notes payable issued			73,125						73,125

Issuance of common stock, preferred stock and warrants pursuant to conversion of accrued expenses and notes and interest payable	3,637,107	3,637	1,663,473				535,891		2,203,001

Net income								296,757	296,757

Balances, July 31, 2007	193,552,462	$193,552	$(2,057,040)	$-	$-	$-	$535,891	$513,738	$(813,859)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
For the Years Ended July 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net income (loss) before sale of subsidiary	$296,757	$(677,111)

Adjustments to reconcile net income (loss) before sale of subsidiary to net cash used in operating activities:
Gain on sale of subsidiary	(1,711,789)	-
Amortization of deferred compensation		103,399
Amortization of discount on debentures payable	36,368	32,032
Amortization of debt issuance costs	20,483	4,909
Common stock based compensation	431,589	126,250
Depreciation	2,083	-
Change in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(46,000)	-
Increase (decrease) in accounts payable and accrued expenses	7,952	(7,548)
Increase in amounts due to related parties	209,978	131,178
Increase (decrease) in derivative liability	15,655	(55,000)
Increase in registration rights penalty		161,700
Net cash used in operating activities	(736,924)	(180,191)

Cash flows from investing activities:
Purchase of property and equipment	-	(150,000)
Proceeds from notes receivable	(26,500)

Net cash (used in) investing activities	(26,500)	(150,000)

Cash flows from financing activities:
Proceeds from sale of common stock	530,949	25,000
Proceeds from issuance of third party notes payable	8,000
Proceeds from debentures payable		385,000
Placement fees paid		(60,050)
Proceeds from advances and loans from related parties	351,027	4,000
Payment of related party notes payable	(50,569)
Payment to related party for notes receivable	(53,850)

Net cash provided by financing activities	785,557	353,950

Net increase in cash and cash equivalents	22,133	23,759

Continued

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows (Continued)
For the Years Ended July 31, 2007 and 2006

	2007	2006

Cash and cash equivalents, beginning of period	10,888	756

Cash and cash equivalents, end of period	$33,021	$24,515

Supplemental disclosures of cash flow information:		-
Cash paid during the year for interest	$4,801	$-
Cash paid during the year for taxes	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable and
services		$126,250
Common stock issued in connection with merger	$133,333	$-

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

1.	Organization, basis of presentation and summary of significant accounting policies:

Organization

China Nuvo Solar Energy, Inc. (the “Company”), formerly known as Interactive Games, Inc. (the "Interactive"), was previously known as Torpedo Sports USA, Inc. ("Torpedo USA").  Torpedo USA, through its wholly-owned Canadian subsidiary Torpedo Sports Inc. ("Torpedo") manufactured and distributed outdoor recreational products for children for sale in the United States and Canada through May 6, 2004.

On May 6, 2004, Torpedo filed for protection under the Bankruptcy and Insolvency Act of Canada (the "Torpedo Bankruptcy") with the intention to liquidate its assets. Torpedo ceased its operating activities in May 2004.

On February 1, 2005, Torpedo USA acquired all of the issued and outstanding common stock of Interactive, pursuant to a definitive merger agreement (the "Merger Agreement"). Interactive's original plan was to deliver to its customers, gaming technology by providing both software and gaming hardware. However, Interactive has few assets and minimal revenue-generating operations.  Interactive attempts to develop and market interactive casino technologies and slot machine games to the Native American Class II, Class III and charitable gaming markets.

Pursuant to terms of the Merger Agreement, Torpedo USA, in exchange for all of the issued and outstanding common shares of Interactive, issued 27,037,282 shares of Torpedo USA's common stock to the former Interactive shareholders in order for them to own 51% of the outstanding common stock of the Company on the closing date of the merger, on a fully diluted basis. The Company may issue additional shares if certain agreed upon criteria, to be determined, are met in order to allow the former Interactive security holders to hold 54% of the outstanding common stock of the Company (based on the shares outstanding at the time of closing). Accordingly, Torpedo could issue up to an additional 3,457,453 shares to the former Interactive shareholders. In connection with the Merger Agreement, the former Interactive shareholders agreed to use their best efforts post-closing to cause Torpedo USA to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of Torpedo USA's liabilities. Although $100,000 was paid, such pay-off or disposal has not been completed. Finally, should Torpedo USA not dispose of all of its assets and liabilities within three months following the acquisition closing date, the Company will be required to issue an additional 500,000 shares to the former Interactive shareholders. The Company has determined that it will issue such shares once Torpedo USA raises sufficient funds to satisfy up to $250,000 of its liabilities.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Organization (continued)

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

In June 2007, our stockholders approved the consolidation of our operating assets at that time into one operating subsidiary and the spin-off of that operating subsidiary on a pro-rata basis to our stockholders of record as of July 10, 2007, whereby each stockholder as of the record date will receive a pro rata number of shares of common stock in the operating subsidiary for each share of common stock in the Company held by such stockholder as of the record date.  Importantly, all shareholders who acquired or acquire common stock after July 10, 2007 will not be entitled to participate in this “spin-off” distribution.

The “distribution” of the spin-off shares will occur subject to completion of certain legal and regulatory requirements and conditions.  We currently anticipate that the distribution will occur prior to December 31, 2007.  Our intent is to make the newly created spin-off company publicly traded subject to the filing of all necessary documentation and obtaining all required regulatory approvals.

Also in June 2007, our stockholders, through a written consent executed by stockholders holding a majority of the outstanding shares of our common stock entitled to vote, adopted and approved Amended and Restated Articles of Incorporation and ratified the Amended and Restated Bylaws of the Company, which were adopted by our board of directors on June 26, 2007.

The Amended and Restated Articles of Incorporation increased the authorized capital stock of the Company from 105,000,000 shares to 500,000,000 shares, of which 25,000,000 shares now may be preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time.  The Company’s stockholders also authorized our chief executive officer to change our name to China Nuvo Solar Energy, Inc. at such time as the chief executive officer deemed appropriate in his sole discretion.

Generally, the Amended and Restated Bylaws of the Company updated our former bylaws to reflect changes to applicable law.  For example, under the Amended and Restated Bylaws stockholders may now take action by written action signed by stockholders holding a majority of the shares entitled to vote on the given action.

Pursuant to an Agreement and Plan of Reorganization dated as of April 23, 2007, as amended on July 25, 2007 (the “Share Exchange”), by and between the Company and Nuvo Solar Energy, Inc., a Colorado corporation (“Nuvo”) incorporated on April 13, 2006, we and Nuvo entered into a share exchange whereby all of the issued and outstanding capital stock of Nuvo, on a fully-diluted basis, was exchanged for like securities of the Company, and whereby Nuvo became our wholly owned subsidiary (the “Share Exchange”).  The Share Exchange was effective as of July 25, 2007, upon the completed filing of Articles of Exchange with the Nevada Secretary of State and a Statement of Share

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Organization (continued)

Exchange with the Colorado Secretary of State.  Contemporaneously with the Share Exchange, we changed our name to “China Nuvo Solar Energy, Inc.”

Immediately prior to the effective time of the Share Exchange, Nuvo had outstanding 5,500,000 shares of its common stock (“Nuvo Common Stock”) and no shares of preferred stock.  In accordance with the Share Exchange Agreement, each share of Nuvo Common Stock was acquired by us in exchange for approximately 24.24 shares of our common stock for a total of 133,333,255 shares issued.  Accordingly, after giving effect to the Share Exchange, the Company had approximately 189,915,355 shares of Common Stock outstanding immediately following the transaction.

As a result of the Share Exchange, the former Nuvo shareholders together held approximately 66.6% of the Company’s outstanding common stock immediately following the transaction, on a fully-diluted basis.  Accordingly, the Share Exchange constituted a change of control of the Company.  As a result of the Share Exchange, Nuvo constituted the accounting acquirer in the Share Exchange; however, we elected to have a July 31 fiscal year end, which is the same fiscal year end that Interactive Games, Inc. had prior to the Share Exchange.

Nuvo was formed for the purpose of seeking a business opportunity in the alternate energy or “next-generation energy" sector. This industry sector encompasses non-hydro carbon based energy production and renewable energy technologies that are “net-zero" or emissions free.

On June 9, 2006 Nuvo signed a license agreement with Photovoltaics.com, Inc. (“PV”), Hutchinson Island, Florida.  Nuvo acquired exclusive worldwide rights to PV's solar cell technology relating to a multiple stacked solar cell using wave guide transfers. This license agreement includes all patents issued pursuant to certain patent applications or amendments that have been filed and the rights to use all applicable copyrights, trademarks and related intellectual property obtained on or in connection with the process and products. As consideration for this license, Nuvo paid a total aggregate license fee of $250,000.   The term of the license is for 10 years, automatically renewable for successive ten year terms under the same terms and conditions as provided for in this agreement.  Nuvo also agreed to pay PV a fee of $180,000 over the first three years of the agreement to act as a consultant.

In September 2007, we announced the execution of a binding term sheet with Pioneer Materials, Inc. (“PMI”) of Torrance, California, to establish a pilot development and manufacturing operation in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  The agreement with PMI has the objective of establishing initial production of solar cells using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.  The companies are currently negotiating the terms of a definitive agreement that is required to complete the proposed venture.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Organization (continued)

Going concern and management’s plans

The Company had a working capital deficit of $988,201 at July 31, 2007. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

Upon completion of the Share Exchange, we ceased all operations relating to the business of Interactive Games, Inc. and adopted the business plan of Nuvo, which is now our wholly owned subsidiary.  Our focus is the development of a viable manufacturing process for our solar cell technology.

As part of our planned operations, our main focus will be the development of a viable manufacturing process for our technology.  As discussed above, we plan on finalizing an arrangement with PMI, whereby PMI will provide us with the facilities and expertise in China necessary to develop a pilot manufacturing process and eventually, a full manufacturing facility assuming the pilot process is successful.

We will require additional capital to fund the development of a pilot manufacturing process as well as for general corporate working capital to fund our day-to-day operations and costs associated with being a publicly-traded company.  This amount does not include any amounts which may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of debt financing, which may include debt instruments that may include loans from our officers or directors, or the sale of our equity securities in private placements or other equity offerings or instruments.

Basis of presentation

The consolidated financial statements for the year ending July 31, 2007 include the accounts of the Company and Nuvo, its subsidiary.  For the year ending July 31, 2006, the consolidated financial statements include the accounts of the Company and its subsidiaries, Interactive and JamDirect, Inc.  All of the Company accounts have been eliminated in consolidation.  Certain reclassifications to amounts reported in the July 31, 2006 consolidated financial statements have been made to conform to the July 31, 2007 presentation.

Significant accounting policies:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Significant accounting policies (continued):

reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Intellectual Property

The Company records intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) Number 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets deemed to have indefinite lives are not subject to annual amortization. Intangible assets which have finite lives are amortized on a straight line basis over their remaining useful life; they are also subject to annual impairment reviews.

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

Customer concentration

The Company had no customers that accounted for at least 10% of its revenues during fiscal 2006. The Company intends to continue to minimize its customer concentration risks by diversifying its existing customer base.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from al stock-based payment transactions including shares issued under its stock option plans in the financial statements.  There are 1,850,000 stock options outstanding as of July 31, 2007.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  The Company did not issue any stock options during the years ended July 31, 2007 and 2006.

Fair value of financial instruments

The carrying value of cash, assets of discontinued operations, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of the note payable and due to related parties approximate their fair value based on the Company's incremental borrowing rate.

Comprehensive income or loss

The July 31, 2006 financial statements of the Company's discontinued foreign subsidiary, Torpedo, are measured using the local currency (the Canadian Dollar "CAD") as the functional currency. Assets and liabilities of Torpedo are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive loss, included as a separate item in shareholders' deficit. Gains and losses from foreign currency transactions are included in loss from discontinued operations.

Included in this category is the change resulting from foreign currency translation adjustments from the Company’s foreign subsidiary which amounted to approximately $147,000 and for the year ended July 31, 2006.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Income taxes (continued)

bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at July 31, 2007 and 2006 were 8,912,107 and 3,750,000, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

Accounting for obligations and instruments potentially settled in the Company’s common stock

In connection with any obligations and instruments potentially to be settled in the Company's stock, the Company accounts for the instruments in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's stock.

Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

Derivative instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Derivative instruments (continued)

liability instrument. The Company accounts for derivative instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. The Company currently does not engage in the activities described in SFAS 155. Consequently, management believes SFAS 155 will not have a material impact on the Company’s results of operations, financial position or cash flow.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset and liability each time it undertakes an obligation to service a financial asset. This statement is effective for fiscal years beginning after September 15, 2006. The Company currently does not engage in the activities described in SFAS 156. Consequently, determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of FIN 48 will not have a material impact on the Company’s results of operations, financial position or cash flow.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Recent accounting pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative management believes SFAS 156 will not have a material impact on the Company’s results of operations, financial position or cash flow.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which will require the Company to recognize the funded status of defined benefit plans in its statement of financial position. This statement will be effective as of the Company’s year ending August 31, 2007. The Company currently does not have pension benefit plans. Consequently, management believes SFAS 158 will not have a material impact on the Company’s results of operations, financial position or cash flow.

2.	Sale of subsidiary:

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

2.	Sale of subsidiary (continued):

Assets :
Cash, held in trust	$7,549

Liabilities subject to compromise: (1)
Notes payable	$415,676
Due to related party	138,353
Accounts payable and accrued expenses	1,770,958

$2,324,987

Liabilities subject to compromise above do not include intercompany payables which have been eliminated in the July 31, 2006 consolidated balance sheet.  The notes payable consist of three notes with carrying values ranging from approximately $30,000 to $225,000 and bearing interest ranging from 8% to 10%.  The notes are unsecured and are in default.  Due to related party consists of amounts owed to VP Sports and are comprised of management fees and accrued interest payable.

In June 2007 we executed a Stock Purchase Agreement with CLB pursuant to which CLB acquired all of the stock of Torpedo in exchange for $0.10.

3.	Accrued liabilities, related parties:

Accrued liabilities, related parties at July 31, 2007 and 2006 are as follows:

	2007	2006

Officer bonus	$275,561
Management fees	33,250	$215,250
Accrued interest	2,543	311,986

	$311,354	$527,236

4.	Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions.  As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in Debentures under the Purchase Agreement.  We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes.  For the years ended July 31, 207 and 2006, debt issuance costs were $20,016 and $4,909, respectively.  At July 31, 2007, accrued interest payable on these notes was $28,839.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

4.	Convertible debentures payable (continued):

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

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of April 24, 2006 (“Registration Rights Agreement”), with the Holders of the Debentures to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder.  Pursuant to the Registration Rights Agreement, the Company contemplates making an offering of common stock (or other equity securities convertible into or exchangeable for common stock) registered for sale under the Securities Act or proposes to file a Registration Statement covering any of its securities other than (i) a registration of Form S-8 or S-4, or any successor or similar forms; and (ii) a shelf registration under Rule 415 for the sole purpose of registering shares to be issued in connection with the acquisition of assets, the Company will at each such time give prompt written notice to the Holders’ representative and the Holders of its intention to do so.  Upon the written request of any Holder made within thirty (30) days after the receipt of any such notice, the Company has agreed to use its best efforts to effect the registration of all such registrable securities which the Company has been so requested to register by the Holders, to the extent requisite to permit the disposition by the requesting Holders of their registrable securities pursuant to the Registration Statement.  Accordingly, in connection with the Registration Rights Agreement, the Company recorded an expense and accrued estimated registration rights penalties of $161,700, which are included in the accompanying financial statements for the year ending July 31, 2006.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

4.	Convertible debentures payable (continued):

The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture.  During the year ended July 31, 2007, the Holders converted $85,875 of the Debentures to 2,000,000 shares of common stock at an average conversion price of $0.043 per share.

The Company determined that the conversion feature of the convertible Debentures represents an embedded derivative since the Debentures are convertible into a variable number of shares upon conversion.  Accordingly, the convertible Debentures are not considered to be conventional debt und EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.  The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted separately as derivatives with a corresponding value recorded as liability.  Accordingly, the fair value if these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Debentures.  Such discount will be accreted from the date of issuance to the maturity date of the Debentures.  The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations.  The $385,000 face amount of the Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt.  The beneficial conversion feature (an embedded derivative) included in this Debenture resulted in an initial debt discount of $385,000 and an initial loss on the valuation of derivative liabilities of $75,874.

At July 31, 2007, the Company revalued this derivative liability.  For the period from April 24, 2006 to July 31, 2006, the Company reduced the initial recorded losses (of $75,874) and the accrued liability on the valuation by $130,874.  At July 31, 2007, based on the value of the derivative liability, the Company recorded an expense of $15,655 and increased the liability on the valuation by $15,655.

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

5.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at July 31, 2007 consist of the following:

Notes payable	$191,233
Notes payable, related parties [A]	184,499
Convertible debentures, net of discount of $144,850 (2007) and $352,968 (2006)	154,275
530,007

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

5.	Convertible and other promissory notes and long-term debt, including related parties (continued):

Less current portion	375,732

Long-term debt, net of current portion	$154,275

[A]                 The following table summarizes the activity for the year ended July 31, 2007:

Beginning balance	$1,442,524

Issuance of new notes	226,793
Repayment of notes	(372,351)
Issuance of common stock in consideration of cancellation of notes	(847,183)
Notes included in spin-off of subsidiaries	(265,284)

$184,499

6.	Stockholders’ deficit:

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

On May 29, 2007, the Company issued 900,000 shares of its common stock upon the conversion of $40,500 of convertible debentures.  The shares were converted at $0.045 per share.

On July 2, 2007, the Company issued 1,100,000 shares of its common stock upon the conversion of $45,375 of convertible debentures.  The shares were converted at $0.04125 per share.

On June 14, 2007, the Company issued 1,800,000 shares of its common stock to a third party for services.  The shares were valued at $0.06 per share and $108,000 is included in selling, general and administrative expense for the year ended July 31, 2007.

In July 2007, we issued 500,000 shares of our common stock to CLB Investment Corporation (“CLB”) in consideration of its assumption of approximately an additional $418,000 of notes and accrued and unpaid interest, accounts payable and accrued expenses.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

6.	Stockholders’ deficit (continued):

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock.

Torpedo USA issued options and warrants prior to its merger, which was assumed by the Company.  A summary of the activity of the Company’s outstanding options and warrants during fiscal 2007 and 2006 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2005	5,377,000	$0.17
Granted	-	-
Exercised	-	-
Expired	(1,427,000)	(0.19)
Outstanding and exercisable at
July 31, 2006	3,950,000	$0.17

Granted	5,262,107	0.10
Exercised	-	-
Expired	(300,000)	(0.15)
Outstanding and exercisable at
July 31, 2007	8,912,107	$0.09

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 0.05	300,000	0.00	$ 0.05
0.10	4,862,107	1.19	0.10
0.12	1,000,000	0.49	0.12
0.20	2,750,000	0.43	0.20

The weighted average remaining contractual life of the terms of the warrants and options is 2.0 years.

All options and warrants issued by Torpedo USA were issued prior to the merger on February 1, 2005 and have been expensed prior to such date.  Accordingly, no expense associated with the assumption of the warrants and options by the Company has been included in the accompanying consolidated statement of operations.

7.	Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of July 31, 2006,

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDING JULY 31, 2007 AND 2006

7.	Income taxes (continued):

are as follows:

Deferred tax assets:
Net operating loss carryforward	$336,000
Less valuation allowance	(336,000)
Total net deferred tax assets	-

The Company may have had a change of ownership as defined by the Internal Revenue Code Section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carryforwards. At this point, the Company has not completed a change in ownership study and the exact impact of such limitations is unknown. The company has no accrued tax liability, as the income was derived from the sale of a subsidiary and the liabilities were alleviated through formal bankruptcy proceedings.

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2007 and 2006, respectively, is as follows:

	2007	2006

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

8.	Subsequent events:

On October 21, 2007, the Board of Directors of the Company authorized the sale of up to $700,000 of 6% convertible debentures.  In October 2007, the Company received $198,080, net of costs of $41,200 paid to our placement agents, Divine Capital Markets, LLC (“Divine”), which will be amortized as debt issuance costs over the three-year term of the debentures, beginning in October 2007.  Additionally, the Company issued 1,100,000 shares of its common stock to Divine and/or its designees as consideration for its services.