Form 10QSB
period 2007-10-31
INTERACTIVE GAMES INC.
filed 2007-12-17
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended October 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission file number: 333-48746

CHINA NUVO SOLAR ENERGY, INC.
(Name of small business issuer as specified in its charter)

Nevada	87-0567853
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

319 Clematis Street – Suite 703, West Palm Beach, Florida 33401
(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code: (561) 514-9042

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The total number of shares of the issuer’s common stock, $.001 par value, outstanding at December 13, 2007 was 199,938,652.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Condensed consolidated financial statements:

Condensed consolidated balance sheets	F-2

Condensed consolidated statements of operations	F-3

Condensed consolidated statements of cash flows	F-4

Notes to condensed consolidated financial statements	F-5 – F-16

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2007	July 31, 2007
	(unaudited)
ASSETS

Current Assets
Cash	$182,934	$33,021
Notes and interest receivable	50,160	27,692
Prepaid expenses and other current assets	80,395	46,000

Total current assets	313,489	106,713

Solar intellectual property, less accumulated depreciation of $35,416 (October) and $29,166 (July)	214,584	220,834
Other assets	137,885	107,783

Total assets	$665,958	$435,330

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities, related parties	$337,117	$311,354
Accounts payable and accrued expenses	122,869	62,173
Derivative liability convertible debentures	402,707	345,655
Notes payable	354,732	191,233
Notes payable, related party	109,982	184,499

Total current liabilities	1,327,407	1,094,914

Long-term liabilities:
Convertible debentures payable, net	110,143	154,275

Total liabilities	1,437,550	1,249,189

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
shares issued and outstanding	535,891	535,891
Common stock, $.001 par value, 495,000,00 shares authorized;
issued and outstanding 196,452,462 (October) and 193,552,462 (July)	196,452	193,552
Additional paid-in capital	(1,848,915)	(2,057,040)
Retained earnings	344,980	513,738

Total shareholders' deficit	(771,592)	(813,859)

Total liabilities and shareholders' deficit	$665,958	$435,330

See notes to condensed consolidated financial statements.

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	October 31, 2007	October 31, 2006

Revenues:
Revenues
Cost of revenues	-	-

Gross profit	-	-

Operating costs and expenses:
Selling, general and administrative
Consulting fees	$15,000
Management and consulting fees, related parties	41,250	$11,250
Stock compensation cost	137,469
Legal and accounting	60,805
Other	51,333	29,085

Total operating costs and expenses	305,857	40,335

Operating loss	(305,857)	(40,335)

Other income (expenses)
Interest expense, related parties	(38)	(28,182)
Interest expense, other	(46,479)	(44,879)
Interest income, related parties	668
Fair value adjustment of derivative liabilities	182,948	116,111

Total other income	137,099	43,050

Net (loss) income	$(168,758)	$2,715

Basic and diluted net (loss) income per common share	$ **	$ **

Basic and diluted weighted average common shares outstanding	195,178,268	186,115,355

See notes to condensed consolidated financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

Cash flows from operating activities:
Net (loss) income	$(168,758)	$2,715

Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Decrease in derivative liability	(182,948)	(116,111)
Amortization of discount on debentures payable	35,518	32,347
Amortization of debt issuance costs	5,004	5,004
Common stock and warrant based compensation	131,375	-
Amortization of deferred loan costs	6,094	-
Amortization of intellectual property	6,250	-
Change in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(35,063)	-
Increase (decrease) in accounts payable and accrued expenses	60,695	(33,773)
Increase in amounts due to related parties	25,763	48,623
Net cash used in operating activities	(116,070)	(61,195)

Cash flows from investing activities:
Purchase of property and equipment	-	(100,000)
Net cash used in investing activities	-	(100,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	318,750
Proceeds from issuance of third party notes payable	163,500	-
Proceeds from debentures payable	240,000	-
Placement fees paid	(41,200)	-
Proceeds from advances and loans from related parties	13,000	30,000
Payment of related party notes payable	(87,517)	(26,945)
Payment to related party for notes receivable	(21,800)	-
Payment of notes payable	-	(150,000)
Net cash provided by financing activities	265,983	171,805

Net increase in cash and cash equivalents	149,913	10,610

Cash and cash equivalents, beginning of period	33,021	24,515

Cash and cash equivalents, end of period	$182,934	$35,125

Supplemental disclosures of cash flow information:		-
Cash paid during the year for interest	$2,983	$8,800
Cash paid during the year for taxes	$-	$-

See notes to condensed consolidated financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies:

    Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at October 31, 2007, the results of operations for the three months ended October 31, 2007 and 2006 and cash flows for the three months ended October 31, 2007 and 2006.  The balance sheet as of July 31, 2007 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007, as filed with the SEC.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period.  Actual results could differ from those estimates.

The results of operations for the three months ended October 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2008.

    Description of business

The Company’s major activity is seeking a business opportunity in the alternate energy or “next-generation energy” sector.  This industry sector encompasses non-hydro carbon based energy production and renewable energy technologies that are “net zero” or emissions free.

    Summary of significant accounting policies:

    Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies (continued):

    Summary of significant accounting policies (continued):

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

    Long-lived assets and certain identifiable intangibles

Long-lived assets, such as property and equipment and definite-lived intangible assets are stated at cost or fair value for impaired assets.  Depreciation and amortization is computed principally by the straight line method for financial reporting purposes.

Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value of the assets exceeds its fair value.  Fair value is determined using appraisals, management estimates or discounted cash flow calculations.

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

    Concentration on credit risks

The Company is subject to concentrations of credit risk primarily from cash.  The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

    Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies (continued):

    Summary of significant accounting policies (continued):

    Stock-based compensation (continued)

option plans in the financial statements.  There are 9,287,107 stock options outstanding as of October 31, 2007.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The Company did not issue any stock options during the three months ended October 31, 2007 and 2006.

    Fair value of financial instruments

The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of the note payable and due to related parties approximate their fair value based on the Company's incremental borrowing rate.

    Income taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

    Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory notes at October 31, 2007 and 2006 were 9,287,107 and 3,500,000, respectively, and are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

    Accounting for obligations and instruments potentially settled in the Company’s common stock

In connection with any obligations and instruments potentially to be settled in the Company's stock, the Company accounts for the instruments in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies (continued):

    Summary of significant accounting policies (continued):

    Accounting for obligations and instruments potentially settled in the Company’s common stock (continued)

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

    Derivative instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

    Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Opinion for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS 159 is effective in fiscal years beginning after November 15, 2007.  The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value measurements in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007.  The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies (continued):

    Summary of significant accounting policies (continued):

    Recent accounting pronouncements (continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The Company implemented the provisions of SAB 108 during the first quarter of fiscal year 2007 and it did not have a material impact on the Company’s consolidated financial position, statement of earnings or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”)."  FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial position, statement of earnings or cash flows.

2.	Accrued liabilities, related parties:

Accrued liabilities, related parties at October 31 and July 31, 2007 are as follows:

	October 31, 2007	July 31, 2007

Officer bonus	$275,561	$275,561
Management fees	60,500	33,250
Accrued interest	1,056	2,543

	$337,117	$311,354

3.	Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions (the “2006 Debentures”).  As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in the 2006 Debentures under the Purchase Agreement.  We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (“Divine”) (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes.  For each of the three months ended October 31, 2007 and 2006, debt issuance costs were $5,004.  At October 31, 2007 the remaining face amount of the 2006 Debentures was $219,475 and accrued interest payable on these notes was $32,292.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Convertible debentures payable (continued):

The Debentures are due three years from the final Closing Date under the Purchase Agreement (the “Maturity Date”), unless prepayment of the Debentures is required in certain events, as described below.  The Debentures are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Debentures provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The outstanding principal balance of each Debenture bears interest, in arrears, at six percent (6%) per annum, payable (i) upon conversion, or (ii) on the Maturity Date, in shares of the Company’s common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the Purchase Agreement), the Company is required to pay interest to the Holder of each outstanding Debenture, at the option of the Holders (i) at the rate of lesser of eighteen percent (18%) per annum and the maximum interest rate allowance under applicable law, or (ii) the Holders may declare the Debentures, together with all accrued and unpaid interest (the “Acceleration Amount”), to be immediately due and payable.

The Company may at its option call for redemption all or part of the Debentures prior to the Maturity Date, as follows:

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

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of April 24, 2006 (“Registration Rights Agreement”), with the Holders of the Debentures to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder.  Pursuant to the Registration Rights Agreement, if the Company contemplates making an offering of common stock (or other equity securities convertible into or exchangeable for common stock) registered for sale under the Securities Act or proposes to file a Registration Statement covering any of its securities other than (i) a registration of Form S-8 or S-4, or any successor or similar forms; and (ii) a shelf registration under Rule 415 for the sole purpose of registering shares to be issued in connection with the acquisition of assets, the Company will at each such time give prompt written notice to the Holders’ representative and the Holders of its intention to do so.  Upon the written request of any Holder made within thirty (30) days after the receipt of any such notice, the Company has agreed to use its best efforts to effect the registration of all such registrable securities which the Company has been so requested to register by the Holders, to the extent requisite to permit the

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Convertible debentures payable (continued):

disposition by the requesting Holders of their registrable securities pursuant to the Registration Statement.

The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture.  During the three months ended October 31, 2007, the Holders converted $78,750 of the Debentures to 1,800,000 shares of common stock at an average conversion price of $0.044 per share.

The Company determined that the conversion feature of the convertible Debentures represents an embedded derivative since the Debentures are convertible into a variable number of shares upon conversion.  Accordingly, the convertible Debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.  The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted separately as derivatives with a corresponding value recorded as a liability.  Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2006 Debentures.  Such discount will be accreted from the date of issuance to the maturity date of the 2006 Debentures.  The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations.  The $385,000 face amount of the 2006 Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt.  The beneficial conversion feature (an embedded derivative) included in the 2006 Debenture resulted in an initial debt discount of $385,000 and an initial loss on the valuation of derivative liabilities of $75,874. Based on the revaluation of this derivative liability, the Company had a derivative liability of $345,655 and $142,136 included in the balance sheets at July 31, 2007 and October 31, 2007, respectively.

For the three months ended October 31, 2007, based on the value of the derivative liability, the Company recorded a credit to expense of $203,519 and decreased the liability on the valuation by $203,519.

The Company issued 1,500,000 shares of its common stock to Divine Capital Markets, LLC and/or its designees as consideration for its services as the placement agent in connection with the 2006 Debentures described above.  The Company recorded a stock compensation expense during the year ended July 31, 2006 of $120,000 (based upon the market value of the Company’s common stock on the date of issuance).

On October 21, 2007 the Board of Directors of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  In October 2007, the Company executed a Securities Purchase Agreement with various accredited investors, whereby the Company sold in the aggregate $240,000 of the 2007 Debentures.  We received net proceeds of $198,800, after $41,200 of debt issuance costs (included in the accompanying October 31, 2007 balance sheet) paid to Divine who acted as our placement agent.  The debt issuance costs will be amortized as debt issuance costs over the three year term of the 2007 Debentures.  The terms and conditions of the 2007 Debentures are the same as the 2006 Debentures.  Accordingly, the fair value of these

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Convertible debentures payable (continued):

derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.  The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $240,000 and an initial loss on the valuation of derivative liabilities of $16,000.  Based on the revaluation of the 2007 Debentures at October 31, 2007, the Company recorded an expense of $4,571 and increased the derivative liability on the balance sheet by $4,571.

The following table summarizes the balance sheet amounts as of October 31, 2007, as well as the amounts included in the consolidated statement of operations for the three months ended October 31, 2007.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2006	$ 30,121	$ 142,136	$ 219,475	$ 110,209
2007	41,200	260,571	240,000	239,123

	$ 71,321	$ 402,707	$ 459,475	$ 349,332

Operating Statement

Debentures	Debt issuance costs expenses	Increase (decrease) in derivative liability

2006	$ 5,004	$ (203,519)
2007	-	20,571

	$ 5,004	$ (182,948)

4.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at October 31 and July 31, 2007 consist of the following:

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Convertible and other promissory notes and long-term debt, including related parties (continued):

	October 31, 2007	July 31, 2007

Notes payable	$354,732	$191,232
Notes payable, related parties [A]	109,982	184,499
Convertible debentures, net of discount of $349,332 (October) and $144,850 (July)	110,143	154,275
	$574,857	$530,007

Less current portion	464,714	375,732

Long-term debt, net of current portion	$110,143	$154,275

[A]	The following table summarizes the activity of notes payable, related parties for the three months ended October 31, 2007:

Balance, August 1, 2007	$184,499

Issuance of new notes	13,000
Repayment of notes	(87,517)

Balance, October 31, 2007	$109,982

5.	Stockholders’ deficit:

    Common stock

On August 9, 2007, the Company issued 1,000,000 shares of its common stock upon the conversion of $40,500 of convertible debentures.  The shares were converted at $0.045 per share.

On August 14, 2007, the Company issued 800,000 shares of its common stock upon the conversion of $35,400 of convertible debentures.  The shares were converted at $0.04425 per share.

In October 2007, the Company issued 1,100,000 shares of its common stock to a placement agent as fees related to the 2007 Debenture offering.  The Company valued the stock at $0.08 per share (the market price of the common stock on the date of the issuance) and accordingly, $88,000 is included in selling, general and administrative expense for the three months ended October 31, 2007.

    Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Stockholders’ deficit (continued):

    Stock options and warrants (continued)

Torpedo USA issued options and warrants prior to its merger, which were assumed by the Company at the time of the merger, February 1, 2005.  A summary of the activity of the Company’s outstanding options and warrants for the three months ended October 31, 2007 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2007	8,912,107	$ 0.13
Granted	375,000	0.10
Exercised	-	-
Expired	-	-
Outstanding and exercisable at
October 31, 2007	9,287,107	$ 0.13

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 0.05	300,000	0.79	$ 0.05
0.10	5,237,107	1.70	0.10
0.12	1,000,000	4.08	0.12
0.20	2,750,000	0.90	0.20

The weighted average remaining contractual life of the terms of the warrants and options is 1.69 years.

All options and warrants issued by Torpedo USA were issued prior to the merger on February 1, 2005 and have been expensed prior to such date.  Accordingly, no expense associated with the assumption of the warrants and options by the Company has been included in the accompanying consolidated statement of operations.

During the three months ended October 31, 2007, the Company extended the life of 500,000 warrants to purchase Company stock for an additional one year.  The Company revalued the warrants in consideration of the extension and recorded an additional stock compensation expense of $8,250 for the three months ended October 31, 2007.

On November 27, 2007, the Board of Directors approved grants of 5,000,000 options to purchase shares of common stock under its 2007 Stock Option Plan (the “2007 Plan”).  The number of shares of common stock that can be issued from the 2007 Plan shall not exceed 18,000,000 shares of common stock.  The options granted have an exercise price of $0.07 per share (the market price of the Company’s common stock on the date of the grant) and expire November 27, 2012.  Each Director of the Company received 1,000,000 options and two officers of the Company each received 500,000 options.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of October 31, 2007, are as follows:

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

The federal statutory tax rate reconciled to the effective tax rate for the three months ended October 31, 2007 and 2006, respectively, is as follows:

	2007	2006

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

7.	License agreement:

On June 9, 2006 Nuvo signed a license agreement with Photovoltaics.com, Inc. (“PV”), based in Hutchinson Island, Florida.  Nuvo acquired exclusive worldwide rights to PV's solar cell technology relating to a multiple stacked solar cell using wave guide transfers. This license agreement includes all patents issued pursuant to certain patent applications or amendments that have been filed and the rights to use all applicable copyrights, trademarks and related intellectual property obtained on or in connection with the process and products. As consideration for this license, Nuvo paid a total aggregate license fee of $250,000.   The term of the license is for 10 years, automatically renewable for successive ten year terms under the same terms and conditions as provided for in this agreement.  Nuvo also agreed to pay PV a fee of $180,000 over the first three years of the agreement to act as a consultant.

8.	Subsequent events:

On November 16, 2007, the Company, PV and our consultant entered into a Memorandum of Understanding (“MOU”) whereby the Company would acquire from PV and the consultant certain patent applications and all related Patent Cooperation Treaty (“PCT”) Applications.  Pursuant to the terms of the MOU, the Company would issue 2,000,000 shares of its common stock to acquire all rights, title, ownership, interest and duties from PV and the

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Subsequent events (continued):

consultant (the “Transaction”).  The closing of the Transaction is subject to customary closing conditions including a) the negotiation and execution of a definitive agreement, b) formal approval of each of the Board of Directors of the Company and PV and to the extent c) the receipt of any required third party regulatory and government approvals.  The MOU expires February 16, 2008.

On November 27, 2007, we executed a Collaboration and Development Agreement (the “Agreement”) with Pioneer Materials, Inc. (“PMI”) of Torrance, California. Under the terms of the Agreement, PMI will build, equip, operate and manage, for our benefit, a product development, testing and prototype manufacturing facility in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  The agreement with PMI has the objective to develop, test and manufacture prototypes of solar energy products using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  Additionally, PMI will provide technical, engineering development, testing and manufacturing employees and support staff.  The term of the Agreement is for one year, with automatic six-month renewal periods unless terminated by either party as permitted in the Agreement.  Pursuant to the terms of the Agreement, the Company will pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of the Company’s common stock, of which 500,000 shares of common stock were issued upon the execution of the Agreement, upon the satisfactory completion of certain milestone accomplishments in the Agreement.  PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.

On November 27, 2007, the Registrant appointed Mr. Richard W. Perkins and Mr. Christopher T. Dahl to its Board of Directors.  Additionally, the Company granted 5,000,000 options from its 2007 Stock Option Plan (See Note 5) to its officers and directors.  Each option has an exercise price of $0.07 per share and expires on November 27, 2012.

9.	Going concern and management’s plans

The Company had a working capital deficit of approximately $1,124,000 at October 31, 2007. Additionally, Nuvo, our operating subsidiary, has not generated any revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

ITEM TWO
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS, FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON THE VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO THE COMPANY'S OPERATIONS, MERGERS OR ACQUISITIONS, GOVERNMENTAL REGULATION, THE VALUE OF THE COMPANY'S ASSETS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

China Nuvo Solar Energy, Inc. (the “Company”) formerly known as Interactive Games, Inc. (“Interactive”), was previously known as Torpedo Sports USA, Inc. (“Torpedo Sports”).

Pursuant to an Agreement and Plan of Reorganization dated as of April 23, 2007, as amended on July 25, 2007 (the “Share Exchange”), by and between the Company and Nuvo Solar Energy, Inc., a Colorado corporation (“Nuvo”) incorporated on April 13, 2006, we and Nuvo entered into a share exchange whereby all of the issued and outstanding capital stock of Nuvo, on a fully-diluted basis, was exchanged for like securities of the Company, and whereby Nuvo became our wholly owned subsidiary.  The Share Exchange was effective as of July 25, 2007, upon the completed filing of Articles of Exchange with the Nevada Secretary of State and a Statement of Share Exchange with the Colorado Secretary of State.  Contemporaneously with the Share Exchange, we changed our name to “China Nuvo Solar Energy, Inc.”

Nuvo was formed for the purpose of seeking a business opportunity in the alternate energy or “next-generation energy" sector. This industry sector encompasses non-hydro carbon based energy production and renewable energy technologies that are “net-zero" or emissions free.

On June 9, 2006 Nuvo signed a license agreement with Photovoltaics.com, Inc. (“PV”), based in Hutchinson Island, Florida.  Nuvo acquired exclusive worldwide rights to PV's solar cell technology relating to a multiple stacked solar cell using wave guide transfers. This license agreement includes all patents issued pursuant to certain patent applications or amendments that have been filed and the rights to use all applicable copyrights, trademarks and related intellectual property obtained on or in connection with the process and products. As consideration for this license, Nuvo paid a total aggregate license fee of $250,000.   The term of the license is for 10 years, automatically renewable for successive ten year terms under the same terms and conditions as provided for in this agreement.  Nuvo also agreed to pay PV a fee of $180,000 over the first three years of the agreement to act as a consultant.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2007 and 2006.  The financial statements presented for the three months ended October 31, 2007 and 2006 include the Company and Nuvo, its wholly-owned subsidiary.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three months ended October 31, 2007 and 2006 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,124,000, and an accumulated shareholders’ deficit of approximately $666,000 as of October 31, 2007.  Nuvo has not yet earned any sources of revenue.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  There can be no assurance that the Company will have adequate resources to fund future operations or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On November 27, 2007, we executed a Collaboration and Development Agreement (the “Agreement”) with Pioneer Materials, Inc. (“PMI”) of Torrance, California. Under the terms of the Agreement, PMI will build, equip, operate and manage, for our benefit, a product development, testing and prototype manufacturing facility in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  The agreement with PMI has the objective to develop, test and manufacture prototypes of solar energy products using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  Additionally, PMI will provide technical, engineering development, testing and manufacturing employees and support staff.  The term of the Agreement is for one year, with automatic six-month renewal periods unless terminated by the parties.  Pursuant to the terms of the Agreement, the Company will pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of our common stock, of which 500,000 shares of common stock were issued upon the execution of the Agreement, upon the satisfactory completion of certain milestone accomplishments in the Agreement.  PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended October 31, 2007, net cash used in operating activities was $116,070 compared to $61,195 for the three months ended October 31, 2006.  Net loss was $168,758 for the three months ended October 31, 2007 compared to net income of $2,715 for the three months ended October 31, 2006. The net loss in the current period includes non-cash expenses of $143,563 of costs associated with the issuance of common stock and warrants and $46,772 of depreciation and amortization expense.  These expenses were offset by a decrease of $182,948 in the derivative liabilities of the Company related to the unsecured convertible debentures.

Net cash used in investing activities for the three months ended October 31, 2006 was $100,000, which was a result of payments made to acquire intellectual property rights.  There was no net cash used in investing activities for the three months ended October 31, 2007.

Net cash provided by financing activities for the three months ended October 31, 2007 was $265,983 compared to $171,805 for the three months ended October 31, 2006. For the three months ended October 31, 2007, the Company received net proceeds of $416,500 on the issuance of notes payable and convertible debentures, offset by the repayment of $109,317 of notes payable and $41,200 paid for placement fees related to convertible debentures.  The significant activity for the three months ended October 31, 2006 included the Company receiving proceeds of $318,750 from the sale of common stock and $30,000 on the issuance of notes payable.  The Company repaid notes payable totaling $176,945.

For the three months ended October 31, 2007, cash and cash equivalents increased by $149,913 compared to an increase in cash and cash equivalents of $10,610 for the three months ended October 31, 2006.  Ending cash and cash equivalents at October 31, 2007 was $182,934 compared to $35,125 at October 31, 2006.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

OPERATING EXPENSES

Operating expenses for the three months ended October 31, 2007 were $305,857 compared to expenses of $40,355 for the three months ended October 31, 2006.  The 2007 expenses includes stock compensation costs of $137,469 comprised of the issuance of 1,100,000 shares of common stock, valued at $0.08 per share (the market price of the common stock on the date of issuance) issued to the placement agent as part of their fee related to the convertible debentures, as well as the Black-Scholes cost of $43,375 for the issuance to two third parties of the aggregate of 375,000 warrants to purchase shares of common stock at $0.10 per share and the extension of warrants that were to expire.  The new warrants were issued in conjunction with notes payable issued of $75,000.  Legal and accounting expenses of $60,805 were incurred for the three months ended October 31, 2007 related to the Share Exchange, as well as public company expenses.  Management and consulting fees of $66,250 are comprised of fees we pay our chief executive officer ($10,000 per month), corporate secretary ($3,000 per month) and a financial consultant ($2,250 per month beginning in October 2007), as well as $5,000 per month under our Licensing Agreement with PV.  Other expenses of $51,333 include depreciation and amortization of $11,254 and miscellaneous general and administrative costs of $40,079.

OTHER INCOME (EXPENSE)

Other expenses, net for the three and three months ended October 31, 2007 were $137,099 compared to $43,050 for the three months ended October 31, 2006.  Included in other income (expenses) for the three months ended October 31, 2007 and 2006 is $182,948 and $116,111, respectively.  Interest expense for the three months ended October 31, 2007 and 2006 is summarized as:

	2007	2006

Debenture interest	$3,453	5,822
Amortization of debenture note discounts	35,518	32,347
Note interest	7,546	34,892

	$46,517	$73,061

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended October 31, 2007.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.  There are 9,287,107 stock options outstanding as of October 31, 2007.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  The Company did not issue any stock options during the three months ended October 31, 2007 and 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” - an Interpretation of FASB Statement No. 109 on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and various state and jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 1995, and state tax examinations for years before 1995. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Opinion for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS 159 is effective in fiscal years beginning after November 15, 2007.  The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

ITEM THREE

DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that as of October 31, 2007 disclosure controls and procedures were effective at ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  During the period covered by this report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In connection with the 2006 audit and the 2007 quarterly reviews, our independent registered public accounting firm has advised us and our Board of Directors that there are material weaknesses in our internal controls and procedures.  The identified material weaknesses primarily relate to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process.  These material weaknesses have caused significant delays in our financial reporting process.  In addition, during the 2006 audit, we were not able to timely produce adequate documentation supporting all transactions underlying the financial statements.  We are currently considering taking certain steps to correct the material weaknesses by enhancing our reporting process in future.  Enhancing our internal controls to correct the material weaknesses will result in increased costs to us.

PART II. OTHER INFORMATION

Item 1.                            Legal Proceedings

              None

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2007, the Company issued 1,000,000 shares of its common stock upon the conversion of $40,500 of convertible debentures.  The shares were converted at $0.045 per share.

On August 14, 2007, the Company issued 800,000 shares of its common stock upon the conversion of $35,400 of convertible debentures.  The shares were converted at $0.04425 per share.

In October 2007, the Company issued 1,100,000 shares of its common stock to a placement agent as fees related to the 2007 Debenture offering.  The Company valued the stock at $0.08 per share (the market price of the common stock on the date of the issuance) and accordingly, $88,000 is included in selling, general and administrative expense for the three months ended October 31, 2007

Item 3.                            Defaults upon Senior Securities

              None.

Item 4.                            Submission of Matters to a Vote of Security Holders

              None.

Item 5.                            Other Information

              None.

Item 6.                            Exhibits

Exhibit Number	Description

10.1	Collaboration and Development Agreement by and between China Nuvo Solar Energy, Inc. and Pioneer Materials, Inc. dated November 27, 2007. (Filed herewith)

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Nuvo Solar Energy, Inc.
(Registrant)

Date: December 17, 2007	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer