Form 10QSB
period 2008-01-31
INTERACTIVE GAMES INC.
filed 2008-03-17
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to  ______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: [x]Yes  [ ]No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ]Yes [x]No

The total number of shares of the issuer’s common stock, $.001 par value, outstanding at March 7, 2008 was 204,172,369.

Transitional Small Business Disclosure Format: Yes [ ] No [x]

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated financial statements:

Condensed consolidated balance sheets	F-2

Condensed consolidated statements of operations	F-3

Condensed consolidated statements of cash flows	F-4

Notes to condensed consolidated financial statements	F-5 – F-17

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	January 31,	July 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$64,905	$33,021
Notes and interest receivable, related parties	52,328	27,692
Prepaid expenses and other current assets	81,395	46,000
Total current assets	198,628	106,713

Solar intellectual property, less accumulated depreciation of
$41,666 (January) and $29,166 (July)	358,334	220,834
Other assets	139,415	107,783
		328,617

Total assets	$696,377	$435,330

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities, related parties	$460,954	$311,354
Accounts payable and accrued expenses	118,870	62,173
Derivative liability convertible debentures	502,290	345,655
Notes payable	181,859	191,233
Notes payable, related party	134,982	184,499
Current portion convertible debentures, net	42,740
Total current liabilities	1,441,695	1,094,914

Long-term liabilities:
Convertible debentures payable, net	27,980	154,275

Total liabilities	1,469,675	1,249,189

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
shares issued and outstanding	535,891	535,891
Common stock, $.001 par value, 495,000,00 shares authorized;
issued and outstanding 202,938,652 (January) and 193,552,462 (July)	202,938	193,552
Deferred stock compensation	(29,167)
Additional paid-in capital	(1,141,751)	(2,057,040)
Retained earnings (deficit)	(341,209)	513,738

Total shareholders' deficit	(773,298)	(813,859)

Total liabilities and shareholders' deficit	$696,377	$435,330

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended January 31,				Six months ended January 31,
	2008		2007		2008		2007
Revenues:
Revenues
Cost of revenues

Gross profit

Operating costs and expenses:
Selling, general and administrative
Stock compensation cost		$301,426				$438,895
Management, consulting and bonus fees, related parties		197,772		$26,250		239,022		$52,500
Consulting fees		60,750		21,000		75,750		30,000
Legal and accounting		(4,996)		18,000		55,809		18,000
Other		51,105		21,920		102,438		27,005

Total operating costs and expenses		606,057		87,170		911,914		127,505

Operating loss		(606,057)		(87,170)		(911,914)		(127,505)

Other income (expenses)
Interest expense, related parties		(7,081)		(24,213)		(7,119)		(52,395)
Interest expense, other		(104,136)		(39,145)		(150,615)		(84,024)
Interest income, related parties		668		226		1,336		226
Fair value adjustment of derivative liabilities		30,417		(42,777)		213,365		73,334

Total other income (expenses)		(80,132)		(105,909)		56,967		(62,859)

Net (loss) income		$(686,189)		$(193,079)		(854,947)		(190,364)

Basic and diluted net (loss) income per common share	$	**	$	**	$	**	$	**

Basic and diluted weighted average common shares outstanding		198,882,451		186,115,433		197,313,137		186,115,433

**Less than $.01

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net loss	$(854,947)	$(190,364)

Adjustments to reconcile net loss
to net cash used in operating activities:
Decrease in derivative liability	(213,365)	(73,334)
Amortization of discount on debentures payable	131,895	64,694
Amortization of debt issuance costs	14,280	10,008
Common stock and warrant based compensation	438,896	-
Amortization of deferred loan costs		-
Amortization of intellectual property	12,500	14,583
Change in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	(36,731)	(226)
Increase (decrease) in accounts payable and accrued expenses	62,709	(13,635)
Increase in amounts due to related parties	146,937	62,687
Net cash used in operating activities	(297,826)	(125,587)

Cash flows from investing activities:
Purchase of property and equipment	-	(100,000)
Net cash used in investing activities	-	(100,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	545,517
Proceeds from issuance of third party notes payable	163,500	13,000
Proceeds from debentures payable	370,000	-
Placement fees paid	(58,100)	-
Proceeds from advances and loans from related parties	13,000	133,000
Payment of related party notes payable	(87,517)	(309,545)
Payment to related party for notes receivable	(23,300)	(16,500)
Payment of notes payable	(47,873)	(163,000)
Net cash provided by financing activities	329,710	202,472

Net increase (decrease) in cash and cash equivalents	31,884	(23,115)

Cash and cash equivalents, beginning of period	33,021	24,515

Cash and cash equivalents, end of period	$64,905	$1,400

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$11,392	$-
Cash paid during the year for taxes	$-	$-

Non-cash investing and financial activities:
Fair value of common stock issued for notes payable, convertible debentures and
payable and accrued interest	$318,800	$-

Fair value of common stock issued to acquire patents	$150,000	$-

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies:

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at January 31, 2008, the results of operations for the three and six months ended January 31, 2008 and 2007 and cash flows for the six months ended January 31, 2008 and 2007.  The balance sheet as of July 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the three and six months ended January 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2008.

Description of business

The Company is in the development stage that owns patent pending solar technology and is working to develop a commercially viable higher efficiency stacked solar cell.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies (continued):
Summary of significant accounting policies (continued):

Intellectual property (continued)

line basis over their remaining useful life; they are also subject to annual impairment reviews.

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

Concentration on credit risks

The Company is subject to concentrations of credit risk primarily from cash. The Company minimizes its credit risks associated with cash, by periodically evaluating the credit quality of its primary financial institutions.

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.  During the six months ended January 31, 2008, the Company granted options to purchase 5,000,000 shares of common stock to directors and officers.  The options have an exercise price of $0.07 per share and expire in November 2012.  The Company did not issue any stock options during the six months ended January 31, 2007.  There are 14,287,107 stock options and warrants outstanding as of January 31, 2008.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

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

Income taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some, or all, of the deferred tax asset will not be realized.

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at January 31, 2008 and 2007 were 26,605,683 and 13,029,570, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”)."  FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on de-recognition, classification, interest and penalties, interim period accounting and disclosure.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial position, statement of earnings or cash flows.

2.	Accrued liabilities, related parties:

Accrued liabilities, related parties at January 31, 2008 and July 31, 2007 are as follows:

	January 31, 2008	July 31, 2007

Officer bonus	$406,333	$275,561
Management fees	47,500	33,250
Accrued interest	4,458	2,543

	$458,291	$311,354

3.	Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions (the “2006 Debentures”).  As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in the 2006 Debentures under the Purchase Agreement.  We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (“Divine”) (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes.  For each of the six months ended January 31, 2008 and 2007, debt issuance costs were $10,008.  At January 31, 2008 the remaining face amount of the 2006 Debentures is $83,675 and accrued interest payable on these notes was $30,818.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

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

The outstanding principal balance of each Debenture bears interest, in arrears, at six percent (6%) per annum, payable, (i) upon conversion, or (ii) on the Maturity Date, in shares of our common stock at the Conversion Price. Upon the occurrence of an Event of Default (as defined in the Purchase Agreement), then the Corporation is required to pay interest to the Holder of each outstanding Debenture, at the option of the Holders (i) at the rate of lesser of eighteen percent (18%) per annum and the maximum interest rate allowance under applicable law, and (ii) the Holders may at their option declare the Debentures, together with all accrued and unpaid interest (the “Acceleration Amount”), to be immediately due and payable.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Convertible debentures payable (continued):

disposition by the requesting Holders of their registrable securities pursuant to the Registration Statement.

The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture. During the six months ended January 31, 2008, the Holders converted $215,450 of the Debentures to 4,666,508 shares of common stock at an average conversion price of approximately $0.046 per share. At January 31, 2008, the fair value of the remaining 2006 Debentures was $83,675. On February 15, 2008, the Holders converted $68,175 of Debentures to 909,000 shares of common stock, at an average price of $0.075 per share.

The Company determined that the conversion feature of the convertible Debentures represents an embedded derivative since the Debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible Debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2006 Debentures. Such discount will be accreted from the date of issuance to the maturity date of the 2006 Debentures. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations. The $385,000 face amount of the 2006 Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2006 Debenture resulted in an initial debt discount of $385,000 and an initial loss on the valuation of derivative liabilities of $75,874. Based on the revaluation of this derivative liability, the Company had a derivative liability of $345,655 and $65,307 included in the balance sheets at July 31, 2007 and January 31, 2008, respectively.

For the six months ended January 31, 2008, based on the value of the derivative liability, the Company recorded a credit to expense of $280,348 and decreased the liability on the valuation by $280,348.

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

On October 21, 2007 the Board of Director of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  During the six months ended January 31, 2008, the Company executed a Securities Purchase Agreement with various accredited investors, whereby the Company sold in the aggregate $370,000 of the 2007 Debentures.  We received net proceeds of $311,900, after $58,100 of debt issuance costs (included in the accompanying January 31, 2008 balance sheet), paid to Divine, who acted as our placement agent.  The debt issuance costs will be amortized as

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Convertible debentures payable (continued):

debt issuance costs over the three year term of the 2007 Debentures.  The terms and conditions of the 2007 Debentures are the same as the 2006 Debentures.  Accordingly, fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.  The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $370,000 and an initial loss on the valuation of derivative liabilities of $168,523.  Based on the revaluation of the 2007 Debentures at January 31, 2008, the Company recorded a credit to expense of $100,540 and decreased the derivative liability on the balance sheet by $100,540.

The following table summarizes the balance sheet amounts as of January 31, 2008, as well as the amounts included in the consolidated statement of operations for the six months ended January 31, 2008.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2006	$ 25,117	$ 65,307	$ 83,675	$ 40,935
2007	53,827	436,983	370,000	342,020

	$ 78,944	$ 502,290	$ 453,675	$ 382,955

Operating Statement

Debentures	Debt issuance costs expenses	Increase (decrease) in derivative liability

2006	$10,008	$(280,348)
2007	4,273	66,983

	$14,281	$(213,365)

4.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at January 31, 2008 and July 31, 2007 consist of the following:

	January 31, 2008	July 31, 2007

Notes payable	$181,859	$191,232
Notes payable, related parties [A]	234,982	184,499
Convertible debentures, net of discount of $382,955 (January) and $144,850 (July)	70,720	154,275
	$487,561	$530,007

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Convertible and other promissory notes and long-term debt, including related parties (continued):

	January 31, 2008	July 31, 2007

Less current portion	459,581	375,732

Long-term debt, net of current portion	$27,980	$154,275

[A]	The following table summarizes the activity of notes payable, related parties for the six months ended January 31, 2008:

Balance, August 1, 2007	$184,449

Reclassification	125,000
Issuance of new notes	13,000
Repayment of notes	(87,517)

Balance, January 31, 2008	$234,982

5.	Stockholders’ deficit:

Common stock

On August 9, 2007, the Company issued 1,000,000 shares of its common stock upon the conversion of $40,500 of convertible debentures. The shares were converted at $0.045 per share.

On August 14, 2007, the Company issued 800,000 shares of its common stock upon the conversion of $35,400 of convertible debentures. The shares were converted at $0.04425 per share.

In October 2007, the Company issued 1,100,000 shares of its common stock to a placement agent as fees related to the 2007 Debenture offering. The Company valued the stock at $0.08 per share (the market price of the common stock on the date of the issuance) and accordingly, $88,000 is included in selling, general and administrative expense for the six months ended January 31, 2008.

On November 14 and 15, 2007 the Company issued in the aggregate 936,190 shares of its common stock upon the conversion of $47,560 of convertible debentures and $1,500 of accrued interest. The shares were converted at $0.0525 per share.

In November 2007 in conjunction with the Collaboration Agreement, the Company issued 500,000 shares of its common stock.

On December 6, 2007, the Company issued 2,000,000 shares of its common stock upon the conversion of $88,150 of convertible debentures and $1,850 of accrued interest. The shares were converted at $0.045 per share.

On January 31, 2007, the Company issued 1,000,000 shares of its common stock upon the conversion of $100,000 of debt. The debt was converted at $0.10 per share.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Stockholders’ deficit (continued):

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock.

Torpedo USA issued options and warrants prior to its merger, which was assumed by the Company. A summary of the activity of the Company’s outstanding options and warrants for the six months ended January 31, 2008 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, November 1, 2007	9,287,107	$ 0.13
Granted	5,000,000	0.07
Exercised
Expired
Outstanding and exercisable at
January 31, 2008	14,287,107	$ 0.11

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 0.05	300,000	0.54	$ 0.05
0.07 – 0.10	10,237,107	3.10	0.085
0.12	1,000,000	3.82	0.12
0.20	2,750,000	0.65	0.20

The weighted average remaining contractual life of the terms of the warrants and options is 2.62 years.

All options and warrants issued by Torpedo USA were issued prior to the merger on February 1, 2005 and have been expensed prior to such date. Accordingly, no expense associated with the assumption of the warrants and options by the Company has been included in the accompanying consolidated statement of operations.

During the three months ended October 31, 2007, the Company extended the life of 500,000 warrants to purchase Company stock for an additional one year. The Company revalued the warrants in consideration of the extension and recorded an additional stock compensation expense of $8,250 for the six months ended January 31, 2008.

On November 27, 2007, the Board of Directors approved grants of 5,000,000 options to purchase shares of common stock under its 2007 Stock Option Plan (the “2007 Plan”).  The number of shares of common stock that can be issued from the 2007 Plan shall not exceed 18,000,000 shares of common stock.  The options granted have an exercise price of $0.07

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Stockholders’ deficit (continued):

Stock options and warrants (continued)

per share (the market price of the Company’s common stock on the date of the grant) and expire November 27, 2012.  The Company valued the options at $285,000 and the amount was recorded as stock based compensation expense during the six months ended January 31, 2008.  Each of the four Directors of the Company received 1,000,000 options and two officers of the Company each received 500,000 options.

6.    Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of July 31, 2007, are as follows:

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

The federal statutory tax rate reconciled to the effective tax rate for the six months ended January 31, 2008 and 2007, respectively, is as follows:

	2008	2007

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

7.	Agreements:

On June 9, 2006 Nuvo signed a license agreement with Photovoltaics.com, Inc. (“PV”), Hutchinson Island, Florida.  Nuvo acquired exclusive worldwide rights to PV's solar cell technology relating to a multiple stacked solar cell using wave guide transfers (the “Solar Technology”). This license agreement includes all patents issued pursuant to certain patent applications or amendments that have been filed and the rights to use all applicable copyrights, trademarks and related intellectual property obtained on or in connection with the process and products. As consideration for this license, Nuvo paid a total aggregate license fee of $250,000.   The term of the license is for 10 years, automatically renewable for successive ten year terms under the same terms and conditions as provided for in this

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Agreements (continued):

agreement.  Nuvo also agreed to pay PV a fee of $180,000 over the first three years of the agreement to act as a consultant.

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company. The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide. The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and accordingly, increased its intellectual property asset by $150,000 on the January 31, 2008 balance sheet included herein.

On November 27, 2007, we executed a Collaboration and Development Agreement (the “Collaboration Agreement”) with Pioneer Materials, Inc. (“PMI”) of Torrance, California. Under the terms of the Agreement, PMI will build, equip, operate and manage, for our benefit, a product development, testing and prototype manufacturing facility in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  The agreement with PMI has the objective to develop, test and manufacture prototypes of solar energy products using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  Additionally, PMI will provide technical, engineering development, testing and manufacturing employees and support staff.  The term of the Agreement is for one year, with automatic six-month renewal periods unless terminated by the parties.  Pursuant to the terms of the Agreement, the Company will pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of the Company’s common stock upon the satisfactory completion of certain milestone accomplishments in the Agreement, of which 500,000 shares of common stock were issued upon the execution of the Agreement.  The Company valued the shares at $0.07 per share (the market price of the common stock on the date the parties agreed to the number of shares to be issued) and recorded $35,000 as deferred stock compensation and will amortize the $35,000 to stock compensation expense over the one-year term of the Collaboration Agreement.  Accordingly, for the six months ended January 31, 2008 the Company expensed $5,833. PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.

On November 27, 2007, the Registrant appointed Mr. Richard W. Perkins and Mr. Christopher T. Dahl to its Board of Directors. Additionally, the Company granted 5,000,000 options from its 2007 Stock Option Plan (See Note 5) to its officers and directors. Each option has an exercise price of $0.07 per share and expires on November 27, 2012.

8.	Going concern and management’s plans

The Company had a working capital deficit of approximately $1,271,000 at January 31, 2008. Additionally, Nuvo, our operating subsidiary, has not generated any revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Going concern and management’s plans (continued):

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

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company.  The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide.  The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and accordingly, increased its intellectual property asset by $150,000 on the January 31, 2008 balance sheet included herein.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2007 and 2006.  The financial statements presented for the six months ended January 31, 2008 and 2007 include the Company and Nuvo, its wholly-owned subsidiary.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the six months ended January 31, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,271,000, and an accumulated shareholders’ deficit of approximately $773,000 as of January 31, 2008.  Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended January 31, 2008, net cash used in operating activities was $297,826 compared to $125,587 for the six months ended January 31, 2007.  Net loss was $854,947 for the six months ended January 31, 2008 compared to $190,364 for the six months ended January 31, 2007. The net loss in the current period includes non-cash expenses of $597,571 of which $438,896 are costs associated with the issuance of common stock and warrants and $158,675 of depreciation and amortization expense.  These expenses were offset by a decrease of $213,365 in the derivative liabilities of the Company related to the unsecured convertible debentures.

Net cash used in investing activities for the six months ended January 31, 2007 was $100,000, which was a result of payments made to acquire intellectual property rights.

Net cash provided by financing activities for the six months ended January 31, 2008 was $329,710 compared to $202,472 for the six months ended January 31, 2007. For the six months ended January 31, 2008, the Company received net proceeds of $546,500 on the issuance of notes payable and convertible debentures, offset by the repayment of $135,390 of notes payable and $58,100 paid for placement fees related to convertible debentures.  The significant activity for the six months ended January 31, 2007 included the Company receiving proceeds of $545,517 from the sale of common stock and $146,000 on the issuance of notes payable.  The Company repaid notes payable totaling $472,545.

For the six months ended January 31, 2008, cash and cash equivalents increased by $31,884 compared to a decrease in cash and cash equivalents of $23,115 for the six months ended January 31, 2007.  Ending cash and cash equivalents at January 31, 2008 was $64,905 compared to $1,400 at January 31, 2007.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

OPERATING EXPENSES

Operating expenses for the six months ended January 31, 2008 were $911,914 compared to expenses of $127,505 for the six months ended January 31, 2007.  The 2008 expenses includes stock compensation costs of $438,895 comprised of the issuance of 5,000,000 options to directors and officers of the Company valued at $285,000 (based on the Black-Scholes option pricing model), the issuance of 1,100,000 shares of common stock, valued at $0.08 per share (the market price of the common stock on the date of issuance) issued to the placement agent as part of their fee related to the convertible debentures, the Black-Scholes option pricing model cost of $35,125 for the issuance to two third parties of the aggregate of 375,000 warrants to purchase shares of common stock at $0.10 per share, the extension of warrants, valued at $8,250 (based on the Black-Scholes option pricing model), that were to expire, $5,833 deferred stock compensation expensed, $4,500 for the issuance of 50,000 shares of common stock valued at $0.07 (the market price of the common stock on the date of issuance) and $12,188 amortization of stock based compensation.  The 375,000 warrants were issued in conjunction with notes payable issued of $125,000.  Legal and accounting expenses of $55,809 were incurred for the six months ended January 31, 2008 related to the Share Exchange, as well as public company expenses.  Management and consulting fees of $314,772 are comprised of an accrued bonus of $130,772 to our CEO, fees we pay our chief executive officer ($10,000 per month), corporate secretary ($3,000 per month) and a financial consultant ($2,250 per month beginning in October 2007), and $5,000 per month under our Licensing Agreement with PV.  Other expenses of $102,438 include depreciation and amortization of $26,781 and general and administrative costs of $75,657.

Operating expenses for the three months ended January 31, 2008 were $606,057 compared to $87,170 for the three months ended January 31, 2007.  The 2008 expenses includes stock compensation expenses of $301,426, comprised of the issuance of 5,000,000 options to directors and officers of the Company valued at $285,000 (based on the Black-Scholes option pricing model), $6,093 amortization of stock compensation expense, $5,833 of deferred stock compensation expense and $4,500 upon the issuance of 50,000 shares of common stock of the Company valued at $0.07 per share (the market price of the common stock on the date of issuance).  Management, consulting and bonus fees to related parties were $197,772 for the three months ended January 31, 2008 compared to $26,250 for the three months ended January 31, 2007.  Included in the current period increase of $171,522 is $130,772 accrued as a bonus to our CEO, as well as fees paid to CEO, CFO and corporate secretary.  Other expenses of $51,105 and $21,920 or the three months ended January 31, 2008 and January 31, 2007, respectively, include depreciation and amortization of $15,526 in the current period compared to $19,587 for the three months ended January 31, 2007 and $35,578 of general and administrative expenses for the three months ended January 31, 2008 compared to $2,333 for the three months ended January 31, 2007

OTHER INCOME (EXPENSE)

Other income, net for the six months ended January 31, 2008 was $56,967 compared to other expenses of $62,589 for the six months ended January 31, 2007.  The decrease in derivative liabilities included in other income (expenses) for the six months ended January 31, 2008 and 2007 is $213,365 and $73,334, respectively.  Other expenses were $80,132 and $105,909 for the three months ended January 31, 2008 and January 31, 2007, respectively.  The decrease in derivative liabilities included in the current three-month period was $30,417 compared to an increase in the derivative liability of $42,777 for the three months ended January 31, 2007.  Interest expense for the three and six months ended January 31, 2008 and 2007 is summarized as:

	Three months ended January 31,		Six months ended January 31,
	2008	2007	2008	2007

Amortization of debenture note discounts	$96,377	$32,347	$131,895	$64,694
Debenture interest	6,496	5,823	9,949	11,645
Notes interest, related	3,402	22,939	7,119	55,436
Note and other interest	4,942	2,249	8,771	4,644

	$111,217	$63,358	$157,734	$136,419

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended January 31, 2008.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.  There are 9,287,107 stock options outstanding as of January 31, 2008.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  During the six months ended January 31, 2008, the Company granted 5,000,000 stock options to directors and officers, with an exercise price of $0.07 per share and expiring in November 2012.  The Company did not issue any stock options during the six months ended January 31, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” - an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the

Company’s financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and various state and jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 1995, and state tax examinations for years before 1995. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

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

ITEM THREE
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO has concluded that as of January 31, 2008 disclosure controls and procedures, as were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in application SEC rules and forms. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In connection with the 2007 audit and the 2008 quarterly reviews, our independent registered public accounting firm has advised us and our Board of Directors that there are material weaknesses in our internal controls and procedures.  The identified material weaknesses primarily relate to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process.  These material weaknesses have caused significant delays in our financial reporting process.  In addition, during the 2006 audit, we were not able to timely produce adequate documentation supporting all transactions underlying the financial statements.  We are currently considering taking certain steps to correct the material weaknesses by enhancing our reporting process in future.  Enhancing our internal controls to correct the material weaknesses will result in increased costs to us.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

               Refer to Note 5 of the Condensed Consolidated Financial Statements

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On November 14 and 15, 2007 the Company issued in the aggregate 936,190 shares of its common stock upon the conversion of $47,560 of convertible debentures and $1,500 of accrued interest.  The shares were converted at $0.0525 per share.

In November 2007 in conjunction with the Collaboration Agreement, the Company issued 500,000 shares of its common stock.

On December 6, 2007, the Company issued 2,000,000 shares of its common stock upon the conversion of $88,150 of convertible debentures and $1,850 of accrued interest.  The shares were converted at $0.045 per share.

On January 31, 2007, the Company issued 1,000,000 shares of its common stock upon the conversion of $100,000 of debt.  The debt was converted at $0.10 per share.

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

China Nuvo Solar Energy, Inc.
(Registrant)

Date: March 17, 2008	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer