Form 10QSB
period 2008-04-30
INTERACTIVE GAMES INC.
filed 2008-06-13
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended April 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission file number: 333-48746

CHINA NUVO SOLAR ENERGY, INC.
(Name of small business issuer as specified in its charter)

Nevada	87-0567853
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

319 Clematis Street – Suite 703, West Palm Beach, Florida 33401
(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code: (561) 514-9042

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒Yes  ☐No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐Yes ☒No

The total number of shares of the issuer’s common stock, $.001 par value, outstanding at May 30, 2008 was 204,676,437.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Condensed consolidated financial statements:

Condensed consolidated balance sheets	F-2

Condensed consolidated statements of operations	F-3

Condensed consolidated statements of cash flows	F-4

Notes to condensed consolidated financial statements	F-5 – F-17

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	April 30,	July 31,
	2008	2007
	(unaudited)

ASSETS

Current Assets
Cash	$23,130	$33,021
Notes and interest receivable, related parties	20,783	17,544
Notes and interest receivable, other	32,199	10,148
Prepaid expenses and other current assets	66,395	46,000
Total current assets	142,507	106,713

Solar intellectual property, less accumulated depreciation of
$47,916 (April) and $29,166 (July)	352,084	220,834
Other assets	115,181	107,783
		328,617

Total assets	$609,772	$435,330

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities, related parties	$335,509	$311,354
Accounts payable and accrued expenses	78,006	62,173
Derivative liability convertible debentures	496,238	345,655
Notes payable	175,144	191,233
Notes payable, related party	134,982	184,499
Total current liabilities	1,219,879	1,094,914

Long-term liabilities:
Convertible debentures payable, net	59,919	154,275

Total liabilities	1,279,798	1,249,189

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
shares issued and outstanding	535,891	535,891
Common stock, $.001 par value, 495,000,00 shares authorized;
issued and outstanding 204,676,437 (April) and 193,552,462 (July)	204,676	193,552
Deferred stock compensation	(20,417)
Additional paid-in capital	(970,153)	(2,057,040)
Retained earnings (deficit)	(420,023)	513,738

Total shareholders' deficit	(670,026)	(813,859)

Total liabilities and shareholders' deficit	$609,772	$435,330

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended April 30,				Nine months ended April 30,
	2008		2007		2008	2007

Revenues:
Revenues
Cost of revenues

Gross profit

Operating costs and expenses:
Selling, general and administrative
Stock compensation cost		$14,844			$453,739
Consulting and bonus fees, related parties		(83,272)			77,750
Management fees, related		39,000		$26,250	117,000	$78,750
Debt issuance costs		36,740		6,250	63,521
Consulting fees		(6,250)		58,000	69,500	88,000
Legal		1,067		8,976	28,176	8,976
Accounting		4,700		9,000	33,400	27,000
Other		19,678		6,351	95,335	39,606

Total operating costs and expenses		26,507		114,827	938,421	242,332

Operating loss		(26,507)		(114,827)	(938,421)	(242,332)

Other income (expenses)
Interest expense, related parties		(3,328)		(31,977)	(10,447)	(84,372)
Interest expense, amortization of debenture discount		(72,864)			(204,759)
Interest expense, other		(12,513)		(43,279)	(31,233)	(127,303)
Interest income, related parties		653		402	1,989	628
Fair value adjustment of derivative liabilities		35,745		75,490	249,110	148,824

Total other income (expenses)		(52,307)		636	4,660	(62,223)

Net (loss) income		$(78,814)		$(114,191)	(933,761)	(304,555)

Basic and diluted net (loss) income per common share	$	**	$	**	**	**

Basic and diluted weighted average common shares outstanding		204,187,687		186,115,433	199,468,080	186,115,433

**Less than $.01

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2008 AND 2007 (UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net loss	$(933,761)		$(304,555)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Decrease in derivative liability	(249,110)		(148,824)
Amortization of discount on debentures payable	204,769		97,041
Amortization of debt issuance costs	44,770		15,012
Common stock and warrant based compensation	453,740		-
Amortization of deferred loan costs			-
Amortization of intellectual property	18,750		20,833
Change in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	(22,385)		(628)
Increase in accounts payable and accrued expenses	43,536		12,125
Increase in amounts due to related parties	24,155		111,773
Net cash used in operating activities	(415,536)		(197,223)

Cash flows from investing activities:
Purchase of property and equipment	-		(100,000)
Net cash used in investing activities	-		(100,000)

Cash flows from financing activities:
Proceeds from sale of common stock			585,517
Proceeds from issuance of third party notes payable	163,500		13,000
Proceeds from debentures payable	465,000		-
Placement fees paid	(70,450)		-
Proceeds from advances and loans from related parties	13,000		172,450
Payment of related party notes payable	(87,517)		(318,367)
Payment to related party for notes receivable	(23,300)		(16,500)
Payment of notes payable	(54,588)		(163,000)
Net cash provided by financing activities	405,645		273,100

Net increase (decrease) in cash and cash equivalents	(9,891)		(24,123)

Cash and cash equivalents, beginning of period	33,021		24,515

Cash and cash equivalents, end of period	$23,130		$392

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$34,809		$-
Cash paid during the year for taxes	$-		$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable and
services	$492,136	$
Common stock issued in connection with merger	$150,000		$-

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies:

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at April 30, 2008, the results of operations for the three and nine months ended April 30, 2008 and 2007 and cash flows for the nine months ended April 30, 2008 and 2007.  The balance sheet as of July 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the three and nine months ended April 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2008.

Description of business

The Company’s is in the development stage that owns patent pending solar technology and is working to develop a commercially viable higher efficiency stacked solar cell.
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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2008 and 2007

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

Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value of the assets exceeds its fair value. Fair value is determined using appraisals, management estimates or discounted cash flow calculations. Management assesses the fair value measurements on an annual basis at year-end.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.  During the nine months ended April 30, 2008, the Company granted options to purchase 5,000,000 shares of common stock to directors and

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Stock-based compensation (continued)

officers.  The options have an exercise price of $0.07 per share and expire in November 2012.  The Company did not issue any stock options during the nine months ended April 30, 2007.  There are 14,287,107 stock options and warrants outstanding as of April 30, 2008.

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

Loss per common share
Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at April 30, 2008 and 2007 were 52,600,832 and 10,253,704, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2008 and 2007

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

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued)

related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007.   This statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Non-controlling interest will be reported as part of equity in the consolidated financial statements.  Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions.  Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.  SFAS No. 160 is effective for periods beginning after December 15, 2008.  The Company is currently evaluating the requirements of SFAS No. 160.

The FASB also issued SFAS No. 161 “Disclosures About Derivatives Instruments and Hedging Activities” in March 2008.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company is currently evaluating the requirements of SFAS No. 161.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

2.	Notes and interest receivable, related parties:

Notes and interest receivable, related parties at April 30, 2008 and July 31, 2007 are as follows:

	April 30, 2008	July 31, 2007

Due from Inhibition, Inc.	$16,500	$16,500
Due from E2000, Inc.	2,000	-
Interest on above amounts	2,283	1,044

	$20,783	$17,544

3.	Accrued liabilities, related parties:

Accrued liabilities, related parties at April 30, 2008 and July 31, 2007 are as follows:

	April 30, 2008	July 31, 2007

Officer bonus	$275,561	$275,561
Management fees	49,500	33,250
Accrued interest	10,448	2,543

	$335,509	$311,354

4.	Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions (the “2006 Debentures”).  As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in the 2006 Debentures under the Purchase Agreement.  We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (“Divine”) (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes.  For each of the nine months ended April 30, 2008 and 2007, debt issuance costs were $35,125 and $15,012, respectively.  At April 30, 2008 the remaining face amount of the 2006 Debentures is $0.

On October 21, 2007 the Board of Director of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  During the nine months ended April 30, 2008, the Company executed a Securities Purchase Agreement with various accredited investors, whereby the Company sold in the aggregate $465,000 of the 2007 Debentures.  We received net proceeds of $394,500 after $70,450 of debt issuance costs (included in the accompanying April 30, 2008 balance sheet), paid to Divine, who acted as our placement agent.  The debt issuance costs will be amortized as debt issuance costs over the three year term of the 2007 Debentures.  The terms and conditions of the 2007 Debentures are the same as the 2006 Debentures.  Accordingly, fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.  The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $465,000 and an initial loss on the valuation of derivative liabilities of $179,767.  Based on the revaluation of the 2007 Debentures at April 30, 2008, the Company recorded a credit to expense of $147,434 and decreased the derivative liability on the balance sheet by $147,434.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Convertible debentures payable (continued):

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

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of April 24, 2006 (“Registration Rights Agreement”), with the Holders of the Debentures to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder.  Pursuant to the Registration Rights Agreement, the Company contemplates making an offering of common stock (or other equity securities convertible into or exchangeable for common stock) registered for sale under the Securities Act or proposes to file a Registration Statement covering any of its securities other than (i) a registration of Form S-8 or S-4, or any successor or similar forms; and (ii) a shelf registration under Rule 415 for the sole purpose of registering shares to be issued in connection with the acquisition of assets, the Company will at each such time give prompt written notice to the Holders’ representative and the Holders of its intention to do so.  Upon the written request of any Holder made within thirty (30) days after the receipt of any such notice, the Company has agreed to use its best efforts to effect the registration of all such registerable securities which the Company has been so requested to register by the Holders, to the extent requisite to permit the disposition by the requesting Holders of their registerable securities pursuant to the Registration Statement.

The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture. During the nine months ended April 30, 2008, the Holders converted the remaining $299,125 of the 2006 Debentures to 6,079,573 shares of common stock at an average conversion price of approximately $0.049 per share.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Convertible debentures payable (continued):

The Company determined that the conversion feature of the convertible Debentures represents an embedded derivative since the Debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible Debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2006 Debentures. Such discount will be accreted from the date of issuance to the maturity date of the 2006 Debentures. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations. The $385,000 face amount of the 2006 Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2006 Debenture resulted in an initial debt discount of $385,000 and an initial loss on the valuation of derivative liabilities of $75,874. Based on the revaluation of this derivative liability, the Company had a derivative liability of $345,655 included in the balance sheet at July 31, 2007.

During the nine months ended April 30, 2008 and prior to the conversion of the remaining amount of the 2006 Debentures, based on the value of the derivative liability, the Company recorded a credit to expense of $345,655 and decreased the liability on the valuation by $345,655.

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

The following table summarizes the balance sheet amounts as of April 30, 2008, as well as the amounts included in the consolidated statement of operations for the nine months ended April 30, 2008.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$ 60,803	$ 496,238	$ 465,000	$ 405,081

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Convertible debentures payable (continued):

Operating Statement

Debentures	Debt issuance costs expenses	Increase (decrease) in derivative liability

2006	$ 35,125	$ (345,655)
2007	9,646	96,545

	$ 44,771	$ (249,110)

5.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at April 30, 2008 and July 31, 2007 consist of the following:

	April 30, 2008	July 31, 2007

Notes payable	$175,144	$191,232
Notes payable, related parties [A]	134,982	184,499
Convertible debentures, net of discount of $405,081 (April) and $144,850 (July)	59,919	154,275
	$370,045	$530,007

Less current portion	310,126	375,732

Long-term debt, net of current portion	$59,919	$154,275

[A]The following table summarizes the activity of notes payable, related parties for the nine months ended April 30, 2008:

Balance, August 1, 2007	$184,499

Converted to common stock	(100,000)
Reclassification	125,000
Issuance of new notes	13,000
Repayment of notes	(87,517)

Balance, April 30, 2008	$134,982

6.	Stockholders’ deficit:

Common stock

On August 9, 2007, the Company issued 1,000,000 shares of its common stock upon the conversion of $40,500 of convertible debentures. The shares were converted at $0.045 per share.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Stockholders’ deficit (continued):

Common stock (continued)

On August 14, 2007, the Company issued 800,000 shares of its common stock upon the conversion of $35,400 of convertible debentures. The shares were converted at $0.04425 per share.

In October 2007, the Company issued 1,100,000 shares of its common stock to a placement agent as fees related to the 2007 Debenture offering. The Company valued the stock at $0.08 per share (the market price of the common stock on the date of the issuance) and accordingly, $88,000 is included in selling, general and administrative expense for the nine months ended April 30, 2008.

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

On January 31, 2008, the Company issued 1,000,000 shares of its common stock upon the conversion of $100,000 of debt. The debt was converted at $0.10 per share.

On February 20, 2008, the Company issued 1,233,720 shares of its common stock upon the conversion of $68,175 of convertible debentures and $24,354 of accrued interest. The shares were converted at $0.075 per share.

On March 25, 2008, the Company issued 504,065 shares of its common stock upon the conversion of $15,500 of convertible debentures. The shares were converted at $0.3075 per share.

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock.

Torpedo USA issued options and warrants prior to its merger, which was assumed by the Company. A summary of the activity of the Company’s outstanding options and warrants for the nine months ended April 30, 2008 is as follows:

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Stockholders’ deficit (continued):

Stock options and warrants (continued)

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2007	9,287,107	$ 0.13
Granted	5,000,000	0.07
Exercised
Expired
Outstanding and exercisable at
April 30, 2008	14,287,107	$ 0.11

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 0.05	300,000	0.29	$ 0.05
0.07 – 0.10	10,237,107	2.85	0.085
0.12	1,000,000	3.57	0.12
0.20	2,750,000	0.75	0.20

The weighted average remaining contractual life of the terms of the warrants and options is 2.42 years.

All options and warrants issued by Torpedo USA were issued prior to the merger on February 1, 2005 and have been expensed prior to such date. Accordingly, no expense associated with the assumption of the warrants and options by the Company has been included in the accompanying consolidated statement of operations.

During the nine months ended April 30, 2008, the Company extended the life of 1,450,000 warrants to purchase Company stock for an additional one year. The Company revalued the warrants in consideration of the extension and recorded an additional stock compensation expense of $8,250 for the nine months ended April 30, 2008.

On November 27, 2007, the Board of Directors approved grants of 5,000,000 options to purchase shares of common stock under its 2007 Stock Option Plan (the “2007 Plan”).  The number of shares of common stock that can be issued from the 2007 Plan shall not exceed 18,000,000 shares of common stock.  The options granted have an exercise price of $0.07 per share (the market price of the Company’s common stock on the date of the grant) and expire November 27, 2012.  The Company valued the options at $285,000 and the amount was recorded as stock based compensation expense during the nine months ended April 30, 2008.  Each of the four Directors of the Company received 1,000,000 options and two officers of the Company each received 500,000 options.

7.	Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.       Income taxes (continued):

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

The federal statutory tax rate reconciled to the effective tax rate for the nine months ended April 30, 2008 and 2007, respectively, is as follows:

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

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company. The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide. The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and accordingly, increased its intellectual property asset by $150,000 on the April 30, 2008 balance sheet included herein.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Agreements (continued):

On November 27, 2007, we executed a Collaboration and Development Agreement (the “Collaboration Agreement”) with Pioneer Materials, Inc. (“PMI”) of Torrance, California. Under the terms of the Agreement, PMI will build, equip, operate and manage, for our benefit, a product development, testing and prototype manufacturing facility in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  The agreement with PMI has the objective to develop, test and manufacture prototypes of solar energy products using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  Additionally, PMI will provide technical, engineering development, testing and manufacturing employees and support staff.  The term of the Agreement is for one year, with automatic six-month renewal periods unless terminated by the parties.  Pursuant to the terms of the Agreement, the Company will pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of the Company’s common stock upon the satisfactory completion of certain milestone accomplishments in the Agreement, of which 500,000 shares of common stock were issued upon the execution of the Agreement.  The Company valued the shares at $0.07 per share (the market price of the common stock on the date the parties agreed to the number of shares to be issued) and recorded $35,000 as deferred stock compensation and will amortize the $35,000 to stock compensation expense over the one-year term of the Collaboration Agreement.  Accordingly, for the three and nine months ended April 30, 2008 the Company expensed $8,750 and $14,583, respectively. PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.

On November 27, 2007, the Registrant appointed Mr. Richard W. Perkins and Mr. Christopher T. Dahl to its Board of Directors. Additionally, the Company granted 5,000,000 options from its 2007 Stock Option Plan (See Note 5) to its officers and directors. Each option has an exercise price of $0.07 per share and expires on November 27, 2012.

9.	Going concern and management’s plans

The Company had a working capital deficit of approximately $1,137,000 at April 30, 2008. Additionally, Nuvo, our operating subsidiary, has not generated any revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

10.	Subsequent event:

On May 12, 2008, China experienced a 7.9 magnitude earthquake. The initial inspections of the PMI factory under construction indicated that the erected column bases held-up during the earthquake. The column bases are built on bedrock and are made of rebar reinforced concrete. The Chengdu City Government has done an on-site assessment. There may need to be some rework done to repair some cracks in the brick walls between the columns.

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

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company.  The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide.  The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and accordingly, increased its intellectual property asset by $150,000 on the April 30, 2008 balance sheet included herein.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2007 and 2006.  The financial statements presented for the nine months ended April 30, 2008 and 2007 include the Company and Nuvo, its wholly-owned subsidiary.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the nine months ended April 30, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,137,000, and an accumulated shareholders’ deficit of approximately $670,000 as of April 30, 2008.  Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended April 30, 2008, net cash used in operating activities was $415,536 compared to $197,223 for the nine months ended April 30, 2007.  Net loss was $933,761 for the nine months ended April 30, 2008 compared to $304,555 for the nine months ended April 30, 2007. The net loss in the current period includes non-cash expenses of $472,919 of which $453,740 are costs associated with the issuance of common stock and warrants and $268,289 of depreciation and amortization expense.  These expenses were offset by a decrease of $249,110 in the derivative liabilities of the Company related to the unsecured convertible debentures.

Net cash used in investing activities for the nine months ended April 30, 2007 was $100,000, which was a result of payments made to acquire intellectual property rights.

Net cash provided by financing activities for the nine months ended April 30, 2008 was $405,645 compared to $273,100 for the nine months ended April 30, 2007. For the nine months ended April 30, 2008, the Company received net proceeds of $641,500 on the issuance of notes payable and convertible debentures, offset by the repayment of $165,405 of notes payable and $70,450 paid for placement fees related to convertible debentures.  The significant activity for the nine months ended April 30, 2007 included the Company receiving proceeds of $585,517 from the sale of common stock and $185,450 on the issuance of notes payable.  The Company repaid notes payable totaling $497,867.

For the nine months ended April 30, 2008, cash and cash equivalents decreased by $9,891 compared to a decrease in cash and cash equivalents of $24,123 for the nine months ended April 30, 2007.  Ending cash and cash equivalents at April 30, 2008 was $23,130 compared to $392 at April 30, 2007.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

OPERATING EXPENSES

Operating expenses for the nine months ended April 30, 2008 were $938,421 compared to expenses of $242,332 for the nine months ended April 30, 2007.  The 2008 expenses includes stock compensation costs of $453,739 comprised of the issuance of 5,000,000 options to directors and officers of the Company valued at $285,000 (based on the Black-Scholes option pricing model), the issuance of 1,100,000 shares of common stock, valued at $0.08 per share (the market price of the common stock on the date of issuance) issued to the placement agent as part of their fee related to the convertible debentures, the Black-Scholes option pricing model cost of $35,125 for the issuance to two third parties of the aggregate of 375,000 warrants to purchase shares of common stock at $0.10 per share, the extension of warrants, valued at $8,250 (based on the Black-Scholes option pricing model), that were to expire, $14,583 deferred stock compensation expensed, $4,500 for the issuance of 50,000 shares of common stock valued at $0.07 (the market price of the common stock on the date of issuance) and $18,282 amortization of stock based compensation.  The 375,000 warrants were issued in conjunction with notes payable issued of $125,000.  Legal and accounting expenses of $61,576 were incurred for the nine months ended April 30, 2008 related to the Share Exchange, as well as public company expenses.  Management and consulting fees to related parties of $194,750 are comprised of fees we pay our chief executive officer ($10,000 per month), corporate secretary ($3,000 per month) and a financial consultant ($2,250 per month beginning in October 2007), and $5,000 per month under our Licensing Agreement with PV.  Debt issuance costs of $63,521 are the results of depreciation and amortization.  Consulting fees of $69,500 were comprised of costs associated with investor relations and other professional services.  Other expenses are comprised of other general and administrative costs of $95,335.

Operating expenses for the three months ended April 30, 2008 were $26,507 compared to $114,827 for the three months ended April 30, 2007.  The 2008 expenses includes deferred stock compensation expenses of $14,844.  Management, consulting and bonus fees to related parties resulted in a credit of $83,272 for the three months ended April 30, 2008 compared to $26,250 for the three months ended April 30, 2007.  Included in the current period was a credit to the accrued bonus to our CEO, as well as fees paid to CEO, CFO and corporate secretary.  Other expenses of $56,418 and $12,601 for the three months ended April 30, 2008 and April 30, 2007.  Debt issuance costs of $36,740 (2008) and $6,250 (2007) are a result from depreciation and amortization.  Other general and administrative costs of $19,678 for the three months ended April 30, 2008 compared to $6,351for the three months ended April 30, 2007

OTHER INCOME (EXPENSE)

Other income, net for the nine months ended April 30, 2008 was $4,660 compared to other expenses of $62,223 for the nine months ended April 30, 2007.  The decrease in derivative liabilities included in other income (expenses) for the nine months ended April 30, 2008 and 2007 is $249,110 and $148,824, respectively.  Other expenses were $52,307 for the three months ended April 30, 2008 compared to income of $636 for the three months ended April 30, 2007.  The decrease in derivative liabilities included in the current three-month period was $35,745 compared to $75,490 for the three months ended April 30, 2007.  Interest expense for the three and nine months ended April 30, 2008 and 2007 is summarized as:

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007

Amortization of debenture note discounts	$72,864	$32,347	$204,759	$97,041
Debenture interest	6,573	5,633	16,522	17,278
Notes interest, related	3,328	35,075	10,447	90,511
Note and other interest	5,940	2,201	14,711	6,845

	$88,705	$75,256	$246,439	$211,676

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.  There are 9,287,107 stock options outstanding as of April 30, 2008.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  During the nine months ended April 30, 2008, the Company granted 5,000,000 stock options to directors and officers, with an exercise price of $0.07 per share and expiring in November 2012.  The Company did not issue any stock options during the nine months ended April 30, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007.   This statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Non-controlling interest will be reported as part of equity in the consolidated financial statements.  Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions.  Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.  SFAS No. 160 is effective for periods beginning after December 15, 2008.  The Company is currently evaluating the requirements of SFAS No. 160.

The FASB also issued SFAS No. 161 “Disclosures About Derivatives Instruments and Hedging Activities” in March 2008.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company is currently evaluating the requirements of SFAS No. 161.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

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

Item 1(a).   Risk Factors

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

At April 30, 2008 and July 31, 2007, we had a total of $465,000 and $299,125, respectively, in debt that is convertible into shares of our common stock at a discount of up to 25% of the market price for our common stock at any given time.  The conversion of any or all of this debt could result in significant dilution to our stockholders at the time such debt is converted.

We currently have stock options and common stock purchase warrants outstanding that may be exercisable at prices below the market price for our common stock at any given time that could result in significant dilution to our stockholders.

At April 30, 2008 and July 31, 2007, we had a total of 14,287,107 and 8,912,107, respectively, of stock options and common stock purchase warrants outstanding exercisable at a weighted average exercise price of $0.13 at that date.  The conversion of any or all of these options and warrants could occur at prices below the market price of our common stock at a given time and could cause substantial dilution to our stockholders.  In addition, as we seek to raise additional capital to fund our future business operations, we could issue additional stock options and warrants at prices below market that cause additional dilution to our stockholders.

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

Item 1(b).   Legal Proceedings

               Refer to Note 5 of the Condensed Consolidated Financial Statements

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

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

China Nuvo Solar Energy, Inc.
(Registrant)

Date: June 13, 2008	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer