Form 10KSB
period 2008-07-31
CHINA NUVO SOLAR ENERGY INC
filed 2008-11-13
CIK 1126411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: JULY 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from ______ to ______

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

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of October 31, 2008 was $1,580,133, based on the last sale price of the issuers common stock ($0.012 per share) as reported by the OTC Bulletin Board.

The Registrant had 206,676,431 shares of common stock outstanding as of October 31, 2008.

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

On February 1, 2005, we acquired all of the issued and outstanding common stock of Interactive Games, Inc. (“Interactive”).  Pursuant to terms of the merger agreement, in exchange for all of the issued and outstanding common shares of Interactive we issued 27,037,282 shares of our common stock to the former Interactive shareholders in order for them to own 51% of our outstanding common stock on the closing date of the merger, on a fully diluted basis.  We agreed to issue additional shares if certain agreed upon criteria, to be determined, were met in order to allow the former Interactive security holders to hold 54% of our outstanding common stock (based on the shares outstanding at the time of closing).  As of October 30, 2007, we did not issue any of these additional shares.  In connection with the merger agreement, the former Interactive shareholders agreed to use their best efforts post-closing to cause our company to raise sufficient funds to pay-off or otherwise dispose of up to $250,000 of our liabilities.  As of October 31, 2007, $100,000 has been paid.  Finally, if Torpedo USA did not dispose of all of assets and liabilities within three months following the acquisition closing date, we were required to issue an additional 500,000 shares to the former Interactive shareholders.  The Company has determined that it will issue such shares once Torpedo USA has raised sufficient shares to satisfy up to $250,000 of its liabilities.

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

In June 2007, our stockholders approved the consolidation of our operating assets at that time into one operating subsidiary and the spin-off of that operating subsidiary on a pro-rata basis to our stockholders of record as of July 10, 2007, whereby each stockholder as of the record date will receive a pro rata number of shares of common stock in the operating subsidiary for each share of common stock in the Company held by such stockholder as of the record date.  The board of directors of the Company has retained the authority to cancel the spin-off distribution at any time prior to its completion in the event it determines that the spin-off is not in the best interests of the Company or its stockholders.  Importantly, all shareholders who acquired or acquire common stock after July 10, 2007 will not be entitled to participate in this “spin-off” distribution.  As of the filing of this 10-KSB, the spin-off has not occurred and there is no assurance it will occur as originally contemplated.

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

On June 9, 2006, Nuvo signed a license agreement with Photovoltaics.com, Inc. (“PV”), which is based in Hutchinson Island, Florida. Nuvo acquired exclusive worldwide rights to PV's solar cell technology relating to a multiple stacked solar cell using wave guide transfers. This license agreement includes all patents issued pursuant to certain patents applications or amendments that have been filed and the rights to use all applicable copyrights, trademarks and related intellectual property obtained on or in connection with the process and products. As consideration for this license, Nuvo agreed to pay a total aggregate license fee of $250,000, of which $150,000 was paid on June 9, 2006 and $100,000 was paid on August 11, 2006.  The term of the license was for 10 years and automatically renewable for successive ten-year terms under the same terms and conditions as provided for in the license agreement.

On January 23, 2008, we purchased from PV the patents related to our solar technology in exchange for 2,000,000 restricted shares of our common stock.  We now own all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide.

On November 27, 2007, we executed a Collaboration and Development Agreement (the “Collaboration Agreement”) with Pioneer Materials, Inc. (“PMI”) of Torrance, California.  PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.  Under the terms of the Agreement, PMI is to help us build, equip, operate and manage, for our benefit, a product development, testing and prototype manufacturing facility in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  The agreement with PMI has the objective to develop, test and manufacture prototypes of solar energy products using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  Additionally, PMI is to provide technical, engineering development, testing and manufacturing employees and support staff.  The term of the Agreement is for one year, with automatic six-month renewal periods unless terminated by the parties.  Pursuant to the terms of the Agreement, the Company has agreed to pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of the Company’s common stock upon the satisfactory completion of certain milestone accomplishments in the Agreement, of which 500,000 shares of common stock were issued upon the execution of the Agreement.  In May of 2008, the Chengdu region of China experienced a catastrophic earthquake.  As a result of this earthquake and the after effects including significant problems with the delivery of electricity, PMI suspended their development work for a significant period of time.  We continue to work with PMI under the Collaboration Agreement, however, there has been no significant progress on product development and we continue to explore alternative avenues for development of our technology.

(b)           Business of issuer

We are a development-stage company that is designing with a view toward manufacturing solar photovoltaic (PV) cell technology products. We own a unique patent pending solar cell technology based on photovoltaic cells with integral light-transmitting wave guides in a ceramic sleeve.  The advantage of this technology is that less exposed surface area is required to generate electricity. The light-transmitting particles act as wave guides and allow the sun-exposed conversion area of the solar cell to be shifted readily from horizontal to vertical to capture more sunlight. The ceramic sleeve eliminates the need for expensive vacuum chambers, thereby allowing less expensive materials to be used in solar cell production.

We are developing, with plans to eventually manufacture and market, innovative solar cells and solar power products for a wide range of applications based on our technology that increases light-trapping while enabling a variety of materials to be used.  Our technology employs multiple stacked solar cells in a ceramic sleeve that uses nano-particles and crystal wave guides to carry light from the opening down to the last junction in the solar cell.  Competitors’ processes that use vacuum chambers (instead of a ceramic sleeve) generally don’t allow for material substitution because of contamination issues. We believe our technology also will allow manufacturers to quickly and economically shift to new materials if a shortage of any one type of material occurs. We believe our technology will offer a flexible, cost-effective solution for increased light-trapping and therefore increased efficiency.

To minimize the start-up costs of solar cell manufacturing, we signed an agreement with PMI to establish a pilot production line by building out and modifying PMI’s existing manufacturing facility located in the Chengdu West High Tech Development Zone in Chengdu, Sichuan, China.  While continuing to work with PMI as part of the Collaboration Agreement, we are also seeking other partners to assist us with the development of our technology with a view toward commercialization.

Our business plan is focused on developing cost-effective, highly-efficient, environmentally-friendly solar energy products.  We plan to enter into strategic partnerships with companies that can help advance our technology and may also acquire technologies and businesses that will help us implement our business strategy in certain circumstances.

We have identified the solar energy category as extremely promising because of its worldwide commercialization efforts to date. Solar power is a distributed energy technology that uses solar cells to convert the sun's energy to electricity. The major advantage of solar is its abundance for all purposes.  Today, the cost of solar power substantially exceeds the cost of power furnished by the electric utility grid. As a result, federal, state and local governmental bodies in many countries, most notably the United States, Japan and Germany, have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Nuvo intends to locate and utilize such incentives in the development of its technology, if available.

Our Technology

The science used in our solar cell technology is based on an invention entitled, “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”, and utilizes Cadmium/Tellurium Cadmium/Sulfide powders layered in a ceramic sleeve with a copper back contact.  The solar cell can utilize a variety of materials in powdered form layered in a ceramic sleeve with a conductive metal back contact.  The ceramic sleeve eliminates the need for vacuum chambers or a vat with a molten material.  A removable lens is clamped on to the cell.  By having a removable lens, we are able to repair or add materials to the cell if necessary unlike existing technology.  The cell utilizes a wave guide to carry light through the cell.  In addition, the wave guide can photo generate an electrical potential in the cell.  The material and amount of layers determines voltage while amperage is dependent in part upon particle size.  In essence, a multiple stacked solar cell using a wave guide transfers the square conversion area of the solar cell exposed to the sun from the horizontal to the vertical.

Our patent pending technology incorporates a process that is conducive to manufacturing using a batch process.  This is possible because the solar cell cylinder itself replaces the necessity to use expensive vacuum chambers during production.  We believe this approach is the most expeditious and cost-effective alternative to development of manufacturing capability.

Our technology uses a ceramic sleeve as a receptacle for the various materials used for a solar cell.  The ceramic sleeve replaces typical equipment such as expensive vacuum chambers thereby permitting the interchangeability of materials.  Production processes using a vacuum chamber in many cases cannot interchange materials because of contamination issues. We believe that by utilizing the technology, if a shortage of one type of material occurs, a shift can be made quickly and economically to a more cost effective but complementary material.  The materials that can be used in these cells goes from soft materials like Cadmium/Tellurium to hard materials like Silicon.

A recently published independent report by the Joannopoulos Research Group at the Massachusetts Institute of Technology (“MIT”) determined that light trapping by wave guides they put into photovoltaic cells was increased by 37%.  This was accomplished by placing clear crystal particles as waveguides within the solar cell’s layered or stacked semiconductor materials.  We believe our technology offers a number of significant advantages in light trapping efficiencies and certain production economies compared to current technologies.  We believe our technology can increase light trapping even further than the MIT method by inter-dispersing these clear crystal particles in a random manner.  In addition, these wave guides allow even more layers of photovoltaic materials to be put down.   The wave guides bring the light down even further than the few microns it can now travel in most materials.  We believe these ceramic sleeve solar cells with wave guides lend themselves to ideal cells for use in a concentrator system and other specialty applications.

How it works

Our photovoltaic cells consist of:
•
An initial semiconductor layer, comprised of N type semiconductor[1] material having a top surface and a bottom surface. Light-transmitting particles are interspersed within the N type semiconductor material; and

•
A second semiconductor layer, consisting of P type semiconductor material having a top surface and a bottom surface. Light-transmitting particles are interspersed within the P type semiconductor material. The top surface of the second layer is in direct physical and electrical contact with the bottom surface of the first layer to form an N-P junction[2].

The generation of electrical current from the lower N-P junctions of a stacked multi-layer photovoltaic cell results from the transmission of light through each semiconductor layer to the lower semiconductor layers. As a result, photovoltaic cells are produced which exhibit greater current-generating capacity for a given surface area of sunlight exposure.

1 Semiconductors are typically categorized into either N-type or P-type semiconductors.
2www.freshpatents.com/Photovoltaic-cell-with-integral-light-transmitting-waveguide-in-a-ceramic-sleeve-dt20070920ptan20070215201.php.

The technology utilizes light-transmitting materials reduced to a powder form, typically through grinding the material to a size of 5 micrometers to 150 micrometers, followed by a further reduction in the particle size to 400 to 800 nanometers.

A wave guide carries light through the cell. This is achieved by exciting metallic structures that cause the conduction electrons to oscillate. Conduction electrons improve the absorption and emission of light from thin planar semiconductor layers by coupling the light with the wave guide modes of the semiconductor layer. Enhancing absorption through the use of conduction electrons also avoids the increase in surface recombination that occurs with conventional light-trapping methods.

The wave guide mode concentrates electrical potential in the cell. The material and amount of layers determines voltage while amperage is determined by particle size. The multiple stacked solar cell and wave guide mode enables sunlight- exposed conversion areas to be maximized by shifting the orientation from horizontal to vertical.

In addition, the technology enables PV cells to be packaged in any desired physical shape and with a reduced overall surface area such as cubes or elongated tubular structures designed to fit within specific size and shape constraints. This design flexibility greatly reduces the difficulty and costs of shipping, storing, deploying, and securing large solar module arrays.

Industry Information

Energy demand

Electricity consumption is strongly influenced by economic and population growth in the world’s developing economies. Demand for electrical power is projected to nearly double between 2004 and 2030, growing at a 2.6% average annual rate from 17,408 TWh to 33,750 TWh. Demand increases will be most dramatic in developing countries where some two billion people still lack access to electricity, and addressing that issue is a high public priority.

With the United Nations predicting world population growth from 6.4 billion in 2004 to 8.1 billion by 2030, energy demand will also increase substantially. Population growth and rising standards of living in developing countries will drive a 53% increase in energy demand between 2004 and 2030.  The US Department of Energy predicts world energy consumption will grow 71% by 2030.

Solar energy industry trends

Solar energy offers a clean, safe alternative to energy produced from coal, oil or natural gas. Electricity is produced at low variable costs and solar energy plants don’t emit carbon dioxide. Despite these advantages, solar energy currently accounts for only 0.04% of the world's energy usage. Solar photovoltaic (PV) installations worldwide reached a record high of 1,744 megawatts (MW) in 2006 and were up 19% from the prior year. An EPIA/Greenpeace report forecasts 35% annual growth in the worldwide PV market through 2009 and 26% annual growth between 2010 and 2015.

With government support in more than 40 markets, end-user demand for solar power significantly exceeds production capacity. CLSA Asia-Pacific Markets estimates volume growth of at least 30% annually through 2010. This sector is poised to grow four-fold from 1.5 Gigawatts in 2005 to at least 6 Gigawatts in 2010. The European Photovoltaic Industry Association reached the same conclusion in their published outlook for the global PV (photovoltaic) market.

According to the US Energy Information Administration, each year roughly 100 Gigawatts (GW) of incremental electricity-generating capacity are added globally. Most of this capacity is powered by coal, natural gas, nuclear or hydro-electricity. In 2006, solar power accounted for only about 1.5% or 1.8 GW of new installed capacity. Solar energy’s share is expected to increase to 5% by 2010 and 15-20% by 2015.

Worldwide photovoltaic sales were approximately $16 billion in 2006 and have grown 40% annually since 1997. According to a CLSA report, sales are projected to reach $36 billion in 2010 and exceed $50 billion in 2020.

Germany, Japan and the US are the largest PV markets. Together, these three countries represent 1.3 GW of a total 1.8 GW global installed capacity. Germany's grid-connected PV market grew 16% in 2006 to 960 Megawatts and now accounts for 55% of the world PV market. While Japan's market size barely advanced last year, Spain and the United States were strong performers. Spain’s market grew 200% in 2006 while the US market grew 33%.

Tight poly-silicon supplies

Silicon is the basic material used in the production of solar cells based on crystalline technology, which account for more than 90% of the world market. Silicon usage has increased from 14,000 tons in 2004 to 19,000 tons in 2006. Solar-grade silicon prices have risen as well: from $24/kg in 2003 to $50/kg in 2006. Demand continues to significantly exceed silicon supply. Production of solar cells based on non-silicon technologies is rising as a result of tight silicon supplies and soaring silicon prices. Production of non-silicon-based solar products increased from 70 MW in 2004 to 140 MW in 2005 and 240 MW in 2006.

Silicon shortages and rising prices are compressing the margins of solar cell manufacturers who rely on poly-silicon semiconductor materials, despite strong demand for solar photovoltaics. Because CNUV’s solar cells can use cadmium and telluride materials, the Company will not be impacted by silicon shortages and may actually benefit from market share gains made at the expense of higher- cost solar cell manufacturers.

High oil prices

Rising oil prices make solar energy an increasingly attractive and affordable power alternative. After surging nearly 58% in 2007 (the biggest annual gain in a decade), crude oil prices reached a high of over $140 per barrel in 2008.

The International Energy Agency recently announced its 2008 forecast, indicating global oil demand will rise 2.3% in 2008 to 87.7 million barrels a day. The Energy Information Administration’s (EIA) projects world oil demand will grow much faster than non-OPEC supply, leaving OPEC and inventories to make up the difference.

Competition

Companies pursuing similar technologies including different but related fields represent substantial competition. Many of these organizations are some of the largest companies in the world and have substantially greater capital resources, research and development staffs and facilities, as well as greater manufacturing and marketing capabilities than we do.   These organizations also compete with Nuvo to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.  As a result, there is no assurance that our technology will prove viable or that it will be able to compete with these larger organizations to produce any product or service.

Government Regulation

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. We will also be required to comply with all foreign, federal, state and local regulations regarding protection of the environment.

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

The market price of our common stock may fluctuate significantly.

           The market price of our common shares may fluctuate significantly in response to factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;
•	developments concerning intellectual property rights and regulatory approvals;
•	quarterly variations in our and our competitors’ product development activities or results of operations;
•	changes in earnings estimates or recommendations by securities analysts;
•	developments in our industry; and
•	general market conditions and other factors, including factors unrelated to our own operating performance.

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

We are a relatively new company that has a very limited operating history.  Our acquisition of solar cell technology provides us with an opportunity for new business development, which carries continued unique risks inherent with any new business opportunity.  As a relatively new company, Nuvo is subject to unforeseen costs, expenses, problems and difficulties inherent in new business ventures.

Our operations to date have been limited to organizing the company, acquiring and securing the proprietary technology, and limited product development. These operations provide a limited basis for you to assess our ability to commercialize any product and the advisability of investing in our securities.

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

At July 31, 2008, we had a total of $805,000 in debt that is convertible into shares of our common stock at a discount of up to 25% of the market price for our common stock at any given time.  The conversion of any or all of this debt could result in significant dilution to our stockholders at the time such debt is converted.

We currently have stock options and common stock purchase warrants outstanding that may be exercisable at prices below the market price for our common stock at any given time that could result in significant dilution to our stockholders.

At July 31, 2008, we had a total of 14,187,107 stock options and common stock purchase warrants outstanding exercisable at a weighted average exercise price of $0.11 at that date.  The conversion of any or all of these options and warrants could occur at prices below the market price of our common stock at a given time and could cause substantial dilution to our stockholders.  In addition, as we seek to raise additional capital to fund our future business operations, we could issue additional stock options and warrants at prices below market that cause additional dilution to our stockholders.

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

We currently intend to conduct a majority of our business operations in China and a portion of our potential sales could be made in China in the future. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

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

We could conduct a substantial portion of our business through an agreement with third parties that conducts a majority of their business in China. These arrangements may be subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Foreign exchange transactions by companies under China’s capital account continue to be subject to significant foreign exchange controls and require the approval of PRC governmental authorities.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive offices are located at 319 Clematis Street – Suite 703, West Palm Beach, Florida 33401 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated.  This space was provided to rent free during the year ended July 31, 2008 and included the use of office space and the occasional use of fax machines, copy machines and other office equipment for which we paid nominal service fees.

ITEM 3. LEGAL PROCEEDINGS.

Our company is not a party in to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)           Market information

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board” under the trading symbol “CNUV”.  The following table lists the high and low bid information for our common stock as quoted on the OTC Bulletin Board for the fiscal years ended 2007 and 2008, respectively:

	Price Range
Quarter Ended	High ($)	Low ($)
October 31, 2006	.10	.05
January 21, 2007	.12	.05
April 30, 2007	.14	.06
July 31, 2007	.15	.06

October 31, 2007	.13	.06
January 21, 2008	.17	.06
April 30, 2008	.12	.04
July 31, 2008	.06	.02

The above quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)           Holders

The number of record holders of our common stock as of October 31, 2008, was approximately 84 based on information received from our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c)           Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

 (d)           Securities authorized for issuance under equity compensation plans

We have the following securities authorized for issuance under our equity compensation plans as of July 31, 2008.  This includes our 2002 Stock Option Plan, covering up to 1,000,000 shares of our common stock, our 2003 Stock Option Plan covering up to 2,500,000 shares of our common stock and our 2007 Stock Option Plan covering up to 18,000,000 shares of our common stock.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	7,650,000	$0.12	13,000,000
Total	7,650,000	$0.12	13,000,000

The purpose of both the 2003 Stock Option  Plan and the 2007 Stock Option  Plan (together the “Plans”) is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees, directors and consultants.  Incentives may consist of opportunities to purchase or receive shares of the Company’s common stock.  Grants may include both purchase options as well as direct grants of common shares upon conversion of accrued salaries, bonuses, notes payable, fees or other similar payments due from us to an eligible participant.  The Plans are administered by our board of directors which determines the terms of all grants including their term, exercise price and vesting period, if applicable.  Generally, grants must be at least 100% of the fair market value of our common stock on the date of grant and may be exercisable for up to ten years.

Recent Sales of Unregistered Equity Securities

On February 15, 2008, we issued 1,233,720 shares of our common stock upon the conversion of $68,175 of convertible debt and accrued interest.  The debt and accrued interest was converted at $0.075 per share.

On March 25, 2008, we issued 504,065 shares of our common stock upon the conversion of $15,500 of convertible debt.  The debt was converted at approximately $0.03 per share.

We offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

ITEM 6. PLAN OF OPERATION.

(a)           Plan of operation

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

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company.  The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide.  The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and accordingly, increased its intellectual property asset by $150,000 on the July 31, 2008 balance sheet included herein.

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

The Company’s financial statements for the years ended July 31, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,316,000, and an accumulated shareholders’ deficit of approximately $862,000 as of July 31, 2008.  Nuvo has not yet earned any sources of revenue.

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

On November 27, 2007, we executed a Collaboration and Development Agreement (the “Agreement”) with Pioneer Materials, Inc. (“PMI”) of Torrance, California. Under the terms of the Agreement, PMI will build, equip, operate and manage, for our benefit, a product development, testing and prototype manufacturing facility in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  The agreement with PMI has the objective to develop, test and manufacture prototypes of solar energy products using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  Additionally, PMI will provide technical, engineering development, testing and manufacturing employees and support staff.  The term of the Agreement is for one year, with automatic six-month renewal periods unless terminated by the parties.  Pursuant to the terms of the Agreement, the Company agreed to pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of our common stock, of which 500,000 shares of common stock were issued upon the execution of the Agreement, upon the satisfactory completion of certain milestone accomplishments in the Agreement.  No further shares have been issued.  PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.

In May of 2008, the Chengdu region of China experienced a catastrophic earthquake.  As a result of this earthquake and the after effects including significant problems with the delivery of electricity, PMI suspended their development work for a significant period of time.  We continue to work with PMI under the Collaboration Agreement, however, there has been no significant progress on product development and we continue to explore alternative avenues for development of our technology.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended July 31, 2008, net cash used in operating activities was $476,329 compared to $736,924 for the year ended July 31, 2007.  Net loss was $1,145,702 for the year ended July 31, 2008 compared to net income of $296,757 for the year ended July 31, 2007. The net loss in the current period includes net non-cash expenses of $577,315 of which $468,583 are costs associated with the issuance of common stock and warrants and $321,842 of depreciation and amortization expense.  These expenses were offset by a decrease of $213,110 in the derivative liabilities of the Company related to the unsecured convertible debentures.

Net cash used in investing activities for the year ended July 31, 2007 was $26,500, which was a result of payments made to acquire intellectual property rights.

Net cash provided by financing activities for the year ended July 31, 2008 was $444,245 compared to $785,557 for the year ended July 31, 2007. For the year ended July 31, 2008, the Company received net proceeds of $685,300 on the issuance of notes payable and convertible debentures, offset by the repayment of $142,105 of notes payable, $76,650 paid for placement fees related to convertible debentures and $23,300 paid in exchange for a note receivable from a related party.  The significant activity for the year ended July 31, 2007 included the Company receiving proceeds of $530,949 from the sale of common stock and $359,027 on the issuance of notes payable.  The Company repaid notes payable totaling $50,569 and paid $53,580 in exchange for notes receivable from related parties.

For the year ended July 31, 2008, cash and cash equivalents decreased by $32,084 compared to an increase in cash and cash equivalents of $22,133 for the year ended July 31, 2007.  Ending cash and cash equivalents at July 31, 2008 was $938 compared to $33,021 at July 31, 2007.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

OPERATING EXPENSES

Operating expenses for the year ended July 31, 2008 were $1,058,332 compared to expenses of $1,071,487 for the year ended July 31, 2007.  The 2008 expenses includes stock compensation costs of $468,583 comprised of the issuance of 5,000,000 options to directors and officers of the Company valued at $285,000 (based on the Black-Scholes option pricing model), the issuance of 1,100,000 shares of common stock, valued at $88,000 or $0.08 per share (the market price of the common stock on the date of issuance) issued to the placement agent as part of their fee related to the convertible debentures, the Black-Scholes option pricing model cost of $35,125 for the issuance to two third parties of the aggregate of 375,000 warrants to purchase shares of common stock at $0.10 per share, the extension of warrants, valued at $8,250 (based on the Black-Scholes option pricing model), that were to expire, $35,000 deferred stock compensation expensed, $4,500 for the issuance of 50,000 shares of common stock valued at $0.07 (the market price of the common stock on the date of issuance) and $24,376 amortization of stock based compensation.  The 375,000 warrants were issued in conjunction with notes payable issued of $125,000.  Legal and accounting expenses of $66,892 were incurred for the year ended July 31, 2008 related to the Share Exchange, as well as public company expenses.  Management and consulting fees of $319,000 are comprised of fees we pay our chief executive officer ($10,000 per month), corporate secretary ($3,000 per month) and a financial consultant ($2,250 per month beginning in October 2007), and $5,000 per month under our Licensing Agreement with PV.  Other expenses of $192,142 include depreciation and amortization of $75,859 and general and administrative costs of $116,283.

OTHER INCOME (EXPENSE)

Other income, net for the year ended July 31, 2008 was $87,418 compared to $343,545 for the year ended July 31, 2007.  The increase in derivative liabilities included in other income (expenses) for the nine months ended July 31, 2008 is $213,110 compared to an expense of $15,565 for the year ended July 31, 2007.  Interest expense for the years ended July 31, 2008 and 2007 is summarized as:

	July 31,
	2008	2007

Amortization of debenture note discounts	$245,974	$144,275
Debenture interest	23,890	22,911
Notes interest, related	13,852	149,431
Note and other interest	19,469	12,555

	$303,185	$329,172

(c)           Off-Balance sheet arrangements

During the fiscal year ended July 31, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that as of July 31, 2008 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO have not evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) due to the fact that the we do not have the personnel resources or technological infrastructure in place to perform the evaluation.  Based upon our management’s discussions with our auditors and other advisors, our CEO and CFO believe that, during the period covered by this report, such internal controls and procedures were not effective as described below.

In connection with the 2007 audit and the 2008 quarterly reviews, our independent registered public accounting firm has advised us and our Board of Directors that there are material weaknesses in our internal controls and procedures.  The identified material weaknesses primarily relate to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process.  These material weaknesses have caused significant delays in our financial reporting process.  We are currently considering certain steps to correct the material weaknesses by enhancing our reporting process in the future.  Enhancing our internal controls to correct the material weaknesses will result in increased costs to us.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)           Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position
Henry Fong	73	President, Chief Executive Officer and Director
Stephen D. King	52	Director
Richard W. Perkins	77	Director
Christopher T. Dahl	65	Director
Barry S. Hollander	51	Chief Financial Officer
Thomas B. Olson	42	Secretary

Henry Fong.  Mr. Fong has been the president, chief executive officer, and a director of the Company since March 2002 and president and a director of Nuvo since its inception in April 2006.  Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc. from its inception in 1983 until January 2, 2007. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded company, since June 2004. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been the president and a director of Inhibiton Therapeutics, Inc. since its inception in May 2004. Inhibiton Therapeutics is a publicly held company performing research and development on new cancer therapies. From 1959 to 1982, Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

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

Richard W. Perkins.  Mr. Perkins has over 50 years experience in the investment business, has been President and Investment Manager for Perkins Capital Management since October 1994.  Perkins Capital Management, with assets under management exceeding $248 million, is a registered investment advisor with significant experience in individual and institutional capital management including working directly with the public markets emphasizing the micro-cap sector.  Mr. Perkins is also a director of several public companies including: Synovis Life Technologies, Inc. since 1984, Nortech Systems, Inc. since 1993, Lifecore Biomedical, Inc. since 1972, and Vital Images, Inc. since 1985.

Christopher T. Dahl.  For the past five years Mr. Dahl has been the President and owner of CTD Properties, a privately-held company that manages various investments including real estate ownership and development.  Mr. Dahl, who was the founder and President of Children’s Broadcasting Corp., has significant past experience in the media industry including executive management and board of director positions with publicly-traded companies that owned and operated radio stations and provided public media content.

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

Thomas B. Olson.  Mr. Olson has been secretary of the Company since March 2002 and has been secretary and treasurer of Nuvo since its inception in April 2006.  Mr. Olson was secretary of Hydrogen Power, Inc., a publicly-traded alternative energy company, from January 1988 to April 5, 2007.  Mr. Olson served as a director of Chex Services, formerly a subsidiary of Hydrogen Power, Inc., from May 2002 to January 2006. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. Mr. Olson has been the secretary of Inhibiton Therapeutics, Inc. since its inception in May 2004. Inhibiton Therapeutics is a publicly held company performing research and development on new cancer therapies. From August 2002 to July 2004, Mr. Olson was secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interests in mining properties. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

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

We currently have no standing audit or nominating committees of our board of directors.  Our entire board of directors currently performs these functions.  While we currently have no standing audit or nominating committee, we have determined that Mr. Dahl would be considered an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION.

(a)           General

The following tables set forth all of the compensation awarded to, earned by or paid to:

In Table (1):  (i) each individual serving as our principal executive officer during the fiscal years ended July 31, 2007 and 2008; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended July 31, 2008 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “Interactive named executives”).

In Table (2): each individual serving as Nuvo’s principal executive officer during the fiscal year ended July 31, 2007 (collectively, the “Nuvo named executives”).

(b)           Summary compensation tables

Table 1. Summary Compensation of Executive Officers – Interactive Games, Inc.

Name and Principal Position	Year	Salary	Bonus	Equity Awards (1)	Option Awards(1)	All Other Compensation	Total
Henry Fong Chief Executive Officer & President	2008 2007	$120,000 $80,000	- $275,561	- $66,214	$57,000 -	- -	$177,000 $421,775

(1)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended July 31, 2008 and 2007, in accordance with SFAS 123(4) of stock option awards.  Assumptions used in calculating these amounts are included in Note 6 to our audited financial statements for the fiscal year ended July 31, 2008, which are included elsewhere in this report.

Table 2. Summary Compensation of Executive Officers – Nuvo Solar Energy, Inc.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Henry Fong Chief Executive Officer & President	2007	$43,000	-	-	-	$43,000

 (c)           Narrative disclosure to summary compensation table.

During the fiscal year ended July 31, 2007, we had a month-to-month arrangement with Mr. Fong for his management services, whereby we paid Mr. Fong a monthly management fee of $6,667 in consideration of his services to the Company as President and Chief Executive Officer.

In July 2007, Mr. Fong , converted $90,000 in accrued fees owed to him into 642,857, shares of our common stock at a conversion price of $0.14 per common share.  In addition, Mr. Fong received warrants to purchase 642,857 shares of our common stock for a period of two years at an exercise price of $0.10 per share.   These warrants were valued using the Black-Scholes option pricing model and determined to have a value of $66,214, which amounts are included as “Equity Awards” in the Summary Compensation Table for the fiscal year ended July 31, 2007.

In August 2007, the Board of Directors approved a bonus plan for Mr. Fong through which Mr. Fong is to be paid an annual bonus equal to 2.5% of the increase in market capitalization for the Company’s common stock.  Accordingly, a bonus was accrued, but not yet paid, equaling $275,561 for the fiscal year ended July 31, 2007.  There was no bonus accrued or paid for the fiscal year ended July 31, 2008.

On November 27, 2007, the Board of Directors granted 1,000,000 options to purchase shares of common stock under our 2007 Stock Option Plan (the “2007 Plan”) to Mr. Fong.  The options granted have an exercise price of $0.07 per share (the market price of our common stock on the date of the grant) and expire November 27, 2012.  These options were valued using the Black-Scholes option pricing model and determined to have a value of $57,000, which amounts are included as “Option Awards” in the Summary Compensation Table for the fiscal year ended July 31, 2008.

Nuvo did not have any formal employment agreements with its officers.  Nuvo paid Mr. Fong a management fee of $3,000 per month for his services until June 2007.

Beginning in July 2007, our board of directors authorized a management fee of $10,000 per month for Mr. Fong.

(d)           Outstanding equity awards at fiscal year end table.

The following table sets forth information regarding each unexercised option and non-vested stock award held by each of our named executive officers as of July 31, 2008.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry Fong	900,000 1,000,000	- -	$0.20 $0.07	1/16/2009 11/27/2012

(e)           Additional narrative disclosure.

We currently have no retirement plans or similar benefits for our officers.  We also have no contracts or agreements with our officers for payments that may result neither from their resignation, retirement, or other termination, nor in the event of a change in control.

(f)           Compensation of directors

We do not pay fees to our directors for attendance at meetings of the board; however, we may adopt a policy of making such payments in the future.  We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

On November 27, 2007, the Board of Directors granted 1,000,000 options to purchase shares of common stock under our 2007 Stock Option Plan (the “2007 Plan”) to each of our independent directors Messrs. King, Perkins and Dahl.  The options granted have an exercise price of $0.07 per share (the market price of our common stock on the date of the grant) and expire November 27, 2012.  These options were valued using the Black-Scholes option pricing model and determined to have a value of $171,000, or $57,000 per director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of October 31, 2008 by (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock, (2) each named executive officer (as defined in Item 402(a)(2) of Regulation S-B promulgated under the Securities Act of 1933, as amended), (3) each of the Company’s directors and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Number of Shares of Preferred Stock Beneficially Owned	Percent of Preferred Stock (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock (1)
Henry Fong 319 Clematis Street – Ste 703 West Palm Beach, FL 33401	520,953 (2)	97.20%	26,348,948 (3)	12.5%
Stephen D. King 900 IDS Center 80 South 8th Street, Minneapolis, MN 55402	-	0	2,000,000 (4)	1.0%
Richard W. Perkins 730 E Lake Street Wayzata, MN 55391	-	0	28,742,406 (5)	13.8%
Christopher T. Dahl 5404 Intercachen Blvd Edina, MN 55436	-	0	3,424,241 (6)	1.6%
All Executive Officers and Directors as a Group (4 persons)	520,953	97.20%	65,967,189 (7)	30.4%
Wayne W. Mills 2125 Hollybush Rd Medina, MN 55340	-	-	19,960,595 (8)	9.6%
Gulfstream Financial Partners 319 Clematis Street – Ste. 703 West Palm Beach, FL 33401	36,110 (9)	6.74%	18,059,614 (9)	8.7%
__________

(1)	As of October 31, 2008, 206,676,431 shares of our common stock and 520,953 shares of our preferred stock were outstanding.
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

(3)
In addition to 1,692,591 shares of common stock and warrants to purchase 642,857 shares of common stock owned directly by Mr. Fong, this includes: (i) 900,000 shares underlying options granted under our 2003 Stock Option Plan and 1,000,000 shares underlying options granted under our 2007 Stock Option Plan; (ii) warrants to purchase 642,857 shares of common stock; (iii) 17,930,650 shares of common stock and warrants to purchase 128,964 shares of common stock owned by Gulfstream Financial Partners, of which Mr. Fong is the sole partner (which is separately identified in this stockholder table); (iv) 587,400 shares of common stock and warrants to purchase 587,400 shares of common stock owned by a corporation in which Mr. Fong is an officer and director; (v) 439,553 shares of common stock and warrants to purchase 439,533 shares of common stock held by another corporation in which Mr. Fong is an 80% shareholder; and (vi) 2,000,000 shares owned by Mr. Fong’s children.

(4)	Consists of warrants to purchase 1,000,000 shares of the Company’s common stock and 1,000,000 shares underlying options granted under our 2007 Stock Option Plan.
(5)
In addition to 1,000,000 shares of common stock held directly by Mr. Perkins, this includes: (i) 1,000,000 shares underlying options granted under our 2007 Stock Option Plan; (ii) 1,500,000 shares of common stock held by a limited partnership of which Mr. Perkins is the general partner; (iii) 1,000,000 shares owned by a Corporation in which Mr. Perkins is a principal and stockholder; and (iv) 24,242,406 shares of common stock held by Richard W. Perkins Trust U/A 6/14/78 FBO Richard W. Perkins.

(6)	In addition to 2,424,421 shares owned personally by Mr. Dahl, this includes 1,000,000 shares underlying options granted under our 2007 Stock Option Plan.
(7)
Includes 6,650,000 shares underlying options granted under our 2003 Stock Option Plan, 5,000,000 shares underlying options granted under our 2007 Stock Option Plan, and warrants to purchase 3,379,132 shares of our common stock.

(8)
Includes (i) 5,363,632 shares of common stock and warrants to purchase 800,000 shares of common stock held directly by Mr. Mills, (ii) 4,000,000 shares and warrants to purchase 100,000 shares of common stock held by a limited liability company of which Mr. Mills is the sole member, and (iii) 9,696,963 shares held by limited liability company of which Mr. Mills holds 50% of the membership interest.

(9)	Mr. Fong, our President, Chief Executive Officer and Director, is a partner of Gulfstream Financial Partners. Includes warrants to purchase 128,964 shares of common stock.

 (c)           Changes in control

We are not aware of any arrangements that could result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)           Transactions with related persons.

During the fiscal year ended July 31, 2008, we repaid outstanding promissory notes to Henry Fong, our President and Chief Executive Officer, in the amount of $46,987 leaving a principal balance due of $2,889 with accrued interest of $229 at July 31, 2008.  The remaining balance outstanding carries an interest rate of 10% and is due on demand.

During the fiscal year ended July 31, 2008, we issued promissory notes totaling $13,500 to a corporation controlled by Henry Fong, our President and Chief Executive Officer.  We also repaid $40,531 to the corporation on certain of these promissory notes as well as notes issued in prior periods.  As of July 31, 2008, we owed the corporation $6,093 in principal and accrued interest of $499.  The remaining balances on these notes carry an interest rate of 10% and are due on demand.

Director Independence

Our board of directors has four directors and has no standing sub-committees at this time due to the associated expenses and the small size of our board.  We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent, however, the board has determined that Stephen D. King, Richard W. Perkins, and Christopher T. Dahl are each “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process.  In this function, our board performs several functions.  Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements. While we do not currently have a standing compensation committee, our non-employee director considers executive officer compensation, and our entire board participates in the consideration of director compensation.  Our non-employee board members oversee our compensation policies, plans and programs.  Our non-employee board members further review and approve corporate performance goals and objectives relevant to the compensation of our executive officers; review the compensation and other terms of employment of our Chief Executive Officer and our other executive officers; and administer our equity incentive and stock option plans.  Each of our directors participates in the consideration of director nominees.  In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary.  Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed.  Such factors include relevant business and industry experience and demonstrated character and judgment.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hawkins Accounting served as our certifying accountant for the fiscal years ended July 31, 2008 and 2007.

 Fiscal Year ended July 31, 2008

Audit Fees

Fees for audit services billed for the fiscal year ended July 31, 2008 were $38,100 and consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregate fees billed in the fiscal year ended July 31, 2008 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed in the fiscal year ended July 31, 2008 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed in the fiscal year ended July 31, 2008 for any other service provided by Hawkins accounting.

Fiscal Year ended July 31, 2007

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

We do not have an audit committee currently serving and as a result each member of our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NUVO SOLAR ENERGY, INC.
(Registrant)

Date: November 13, 2008	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer

By: /s/ Barry S. Hollander
Barry S. Hollander
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2008	/s/ Henry Fong
Henry Fong
Director

Date: November 13, 2008	/s/ Stephen D. King
Stephen D. King
Director

Date: November 13, 2008	/s/ Richard W. Perkins
Richard W. Perkins
Director

Date: November 13, 2008	/s/ Christopher T. Dahl
Christopher T. Dahl
Director

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated financial statements:

Consolidated balance sheet	F-3

Consolidated statements of operations	F-4

Consolidated statement of changes in stockholders' deficit and other comprehensive income	F-5

Consolidated statements of cash flows	F-6 – F-7

Notes to consolidated financial statements	F-8 – F23

HAWKINS ACCOUNTING
AUDIT.TAX.CONSULTING

To the Board of Directors and Shareholders
China Nuvo Solar Energy, Inc.
West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

I have audited the balance sheet of China Nuvo Solar Energy, Inc. as of July 31, 2008 and 2007, the related statements of operations, stockholders’ equity and cash flows for the years ending July 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Nuvo Solar Energy, Inc. as of July 31, 2008 and 2007, the results of operations and its cash flows for the years ended July 31, 2008 and 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting

November 12, 2008
Los Angeles, CA

1925 Century Park East Suite 2050 Los Angeles, CA 90067
(310) 553-5707, Fax (310) 553-5337 info@cpahawkins.com

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY Consolidated Balance Sheet For the Year Ended July 31, 2008
Assets

2008
Current Assets
Cash	$940
Notes and interest receivable	53,649
Prepaid expenses and other current assets	50,000

Total current assets	104,589

Solar intellectual property, less accumulated depreciation of $54,166	345,834
Debt issuance costs	108,199

Total assets	$558,622

Liabilities and Shareholders’ Deficit

Current liabilities:
Accrued liabilities, related parties	$338,915
Accounts payable and accrued expenses	93,959
Derivative liability convertible debentures	572,238
Notes payable	175,644
Notes payable, related party	138,282

Total current liabilities	1,319,038

Long-term liabilities:
Convertible debentures payable, net	101,134

Total liabilities	1,420,172

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
535,891 shares issued and outstanding	535,891
Common stock, $.001 par value, 495,000,00 shares authorized;
204,676,437 issued and outstanding	204,676
Additional paid-in capital	(970,153)
Retained earnings	(631,964)

Total shareholders' deficit	(861,550)

Total liabilities and shareholders' deficit	$558,622

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY Consolidated Statements of Operations For the Years Ended July 31, 2008 and 2007

	2008	2007

Revenues:
Revenues
Cost of revenues

Gross profit

Operating costs and expenses:
Selling, general and administrative
Bonus, related party		$275,561
Consulting fees	$130,250	116,000
Management fees, related parties	188,750	99,250
Stock compensation cost	480,250	431,589
Legal and accounting	66,892	82,547
Other	192,142	66,540

Total operating costs and expenses	1,058,284	1,071,487

Operating loss	(1,058,284)	(1,071,487)

Other (expenses) income
Interest expense, related parties	(13,853)	(107,418)
Interest expense, other	(289,332)	(221,754)
Interest income, related parties	2,657	1,192
Derivative liability expense	213,110	(15,565)

Total other income (expenses)	(87,418)	(343,545)

Loss before sale of subsidiary	(1,145,702)	(1,415,032)

Gain from sale of subsidiary		1,711,789

Net (loss) income	$(1,145,702)	$296,757

Basic and diluted net loss from operations per common share	$(0.01)	$(0.03)

Basic and diluted net gain from sale of subsidiary per common share	$-	$0.03

Basic and diluted weighted average common shares outstanding	200,777,284	55,119,401

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY Consolidated Statement of Changes in Shareholders' Deficit For the Years Ended July 31, 2008 and 2007

					Accumulated
			Additional		other			Total
	Common stock		paid-in	Deferred	comprehensive		Accumulated	stockholders'
	Shares	Amount	capital	compensation	income	Preferred stock	(deficit) equity	deficit

Balance at August 1, 2006	52,782,100	$52,782	$(3,128,677)	$-	$(177,873)	$-	$(1,379,708)	$(4,633,476)

Issuance of shares upon conversion of subordinated debentures	2,000,000	2,000	83,875					85,875

Issuance of shares for services	1,800,000	1,800	106,200					108,000

Issuance of shares pursuant to Agreement and Plan of
Reorganization	133,333,255	133,333	(208,572)		-		(4,480,854)	(4,556,093)

Sale of subsidiary			(177,873)		177,873		4,550,983	4,550,983

Spin -off of subsidiary			(468,591)				1,526,560	1,057,969

Issuance of warrants in connection with notes payable issued			73,125					73,125

Issuance of common stock, preferred stock and warrants pursuant to
conversion of accrued expenses and notes and interest payable	3,637,107	3,637	1,663,473			535,891		2,203,001

Net income							296,757	296,757

Balances, July 31, 2007	193,552,462	193,552	(2,057,040)	-	-	535,891	513,738	(813,859)

Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	385,662					392,136

Issuance of shares for services	1,650,000	1,650	125,850	(35,000)				92,500

Amortization of deferred compensation			0	35,000				35,000

Issuance of options and warrants			328,375					328,375

Issuance of shares pursuant to conversion of notes and interest payable	1,000,000	1,000	99,000					100,000

Issuance of shares for purchased technology	2,000,000	2,000	148,000					150,000

Net loss							(1,145,702)	(1,145,702)

	204,676,437	$204,676	$(970,153)	$-	$-	$535,891	$(631,964)	$(861,550)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
For the Years Ended July 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net income (loss) before sale of subsidiary	$(1,145,702)	$296,757

Adjustments to reconcile net income (loss) before sale of subsidiary to net cash used in operating activities:
Gain on sale of subsidiary		(1,711,789)
Decrease in derivative liability	(213,110)	15,655
Amortization of discount on debentures payable	245,984	36,368
Amortization of debt issuance costs	50,858	20,483
Common stock and warrant based compensation	480,250	431,589
Depreciation		2,083
Amortization of intellectual property	25,000
Change in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	(4,000)	(46,000)
Decrease in notes and interest receivable	(2,657)
Increase in accounts payable and accrued expenses	59,489	7,952
Increase in amounts due to related parties	27,561	209,978
Net cash used in operating activities	(476,327)	(736,924)

Cash flows from investing activities:
Purchase of property and equipment		(26,500)

Net cash used in investing activities	-	(26,500)

Cash flows from financing activities:
Proceeds from sale of common stock		530,949
Proceeds from issuance of third party notes payable	164,000	8,000
Proceeds from debentures payable	505,000
Placement fees paid	(75,650)
Proceeds from advances and loans from related parties	16,300	351,027
Payment of related party notes payable	(87,517)	(50,569)
Payment to related party for notes receivable	(23,300)	(53,850)
Payment of notes payable	(54,588)

Net cash provided by financing activities	444,245	785,557

Net increase (decrease) in cash and cash equivalents	(32,082)	22,133

Continued

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows (Continued)
For the Years Ended July 31, 2008 and 2007

	2008	2007

Cash and cash equivalents, beginning of period	33,021		10,888

Cash and cash equivalents, end of period	$940		$33,021

Supplemental disclosures of cash flow information:			-
Cash paid during the year for interest	$35,140		$4,801
Cash paid during the year for taxes	$-		$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable and
services	$492,136	$
Common stock issued in connection with merger	$150,000		$133,333

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

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

THE YEARS ENDED JULY 31, 2008 AND 2007

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

The “distribution” of the spin-off shares will occur subject to completion of certain legal and regulatory requirements and conditions.  We currently anticipate that the distribution will occur prior to December 31, 2008.  Our intent is to make the newly created spin-off company publicly traded subject to the filing of all necessary documentation and obtaining all required regulatory approvals.

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

THE YEARS ENDED JULY 31, 2008 AND 2007

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

THE YEARS ENDED JULY 31, 2008 AND 2007

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Organization (continued)

terms of the Agreement, the Company will pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of the Company’s common stock upon the satisfactory completion of certain milestone accomplishments in the Agreement, of which 500,000 shares of common stock were issued upon the execution of the Agreement.  The Company valued the shares at $0.07 per share (the market price of the common stock on the date the parties agreed to the number of shares to be issued) and recorded $35,000 as stock compensation for the year ended July 31, 2008. PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.

On November 27, 2007, the Registrant appointed Mr. Richard W. Perkins and Mr. Christopher T. Dahl to its Board of Directors. Additionally, the Company granted 5,000,000 options from its 2007 Stock Option Plan (See Note 5) to its officers and directors. Each option has an exercise price of $0.07 per share and expires on November 27, 2012.

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company. The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide. The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and accordingly, increased its intellectual property asset by $150,000 on the balance sheet included herein.

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,316,000 at July 31, 2008. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

Upon completion of the Share Exchange, we ceased all operations relating to the business of Interactive Games, Inc. and adopted the business plan of Nuvo, which is now our wholly owned subsidiary.  Our focus is the development of a viable manufacturing process for our solar cell technology.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE YEARS ENDED JULY 31, 2008 AND 2007

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Going concern and management’s plans (continued)

As part of our planned operations, our main focus will be the development of a viable manufacturing process for our technology.  As discussed above our arrangement with PMI will provide us with the facilities and expertise in China necessary to develop a pilot manufacturing process and eventually, a full manufacturing facility assuming the pilot process is successful.

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

Basis of presentation

The consolidated financial statements for the year ending July 31, 2008 and 2007 include the accounts of the Company and Nuvo, its subsidiary.  All of the intercompany accounts have been eliminated in consolidation.  Certain reclassifications to amounts reported in the July 31, 2007 consolidated financial statements have been made to conform to the July 31, 2008 presentation.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE YEARS ENDED JULY 31, 2008 AND 2007

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Revenue recognition (continued)

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

Significant accounting policies

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  The Company did not issue any stock options during the years ended July 31, 2007.  On November 27, 2007, the Company granted options to purchase 5,000,000 shares of common stock to directors and officers.  The options have an exercise price of $0.07 per share and expire in November 2012.  There are 14,287,107 stock options and warrants outstanding at July 31, 2008.

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

THE YEARS ENDED JULY 31, 2008 AND 2007

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

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at July 31, 2008 and 2007 were 83,247,891 and 14,615,811, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

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

THE YEARS ENDED JULY 31, 2008 AND 2007

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

THE YEARS ENDED JULY 31, 2008 AND 2007

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

2.	Notes and interest receivable, related parties:

Notes and interest receivable, related parties at July 31, 2008 and 2007 are as follows:

	2008	2007

Due from VP Development	$31,300	$10,000
Due from Inhibiton, Inc.	16,500	$16,500
Due from E2000, Inc.	2,000	-
Interest on above amounts	3,849	1,192

	$53,649	$27,692

3.	Accrued liabilities, related parties:

Accrued liabilities, related parties at July 31, 2008 and 2007 are as follows:

	2008	2007

Officer bonus	$275,561	$275,561
Management fees	49,500	33,250
Accrued interest	13,854	2,543

	$338,915	$311,354

4.	Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions.  As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in Debentures under the Purchase Agreement.  We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes.  For the years ended July 31, 2008 and 2007, debt issuance costs were $50,859 and $20,016, respectively.  The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture.  During the year ended July 31, 2008, the Holders converted

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE YEARS ENDED JULY 31, 2008 AND 2007

4.	Convertible debentures payable (continued):

$299,125 of the 2006 Debentures to 6,079,573 shares of common stock at an average conversion price of approximately $0.049 per share.  At July 31, 2008 the remaining face amount of the 2006 Debentures is $0.

On October 21, 2007 the Board of Director of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  During the year ended July 31, 2008, the Company executed a Securities Purchase Agreement with various accredited investors, whereby the Company sold in the aggregate $505,000 of the 2007 Debentures.  We received net proceeds of $429,350 after $75,650 of debt issuance costs (included in the accompanying balance sheet), paid to Divine, who acted as our placement agent.  The debt issuance costs will be amortized as debt issuance costs over the three year term of the 2007 Debentures.  The terms and conditions of the 2007 Debentures are the same as the 2006 Debentures.  Accordingly, fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.  The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $219,878.  Based on the revaluation of the 2007 Debentures at July 31, 2008, the Company recorded a credit to expense of $42,545 and decreased the derivative liability on the balance sheet by $42,545.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE YEARS ENDED JULY 31, 2008 AND 2007

4.	Convertible debentures payable (continued):

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

During the year ended July 31, 2008 and prior to the conversion of the remaining amount of the 2006 Debentures, based on the value of the derivative liability, the Company recorded a credit to expense of $345,655 and decreased the liability on the valuation by $345,655.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE YEARS ENDED JULY 31, 2008 AND 2007

4.	Convertible debentures payable (continued):

The Company issued 1,500,000 shares of its common stock to Divine Capital Markets, LLC and/or its designees as consideration for its services as the placement agent in connection with the financing transaction described above.

The following table summarizes the balance sheet amounts as of July 31, 2008, as well as the amounts included in the consolidated statement of operations for the year ended July 31, 2008.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$ 59,916	$ 672,238	$ 505,000	$ 403,866

Operating Statement

Debentures	Debt issuance costs expenses	Increase (decrease) in derivative liability

2006	$ 35,125	$ (345,655)
2007	15,735	232,545

	$ 50,860	$ (113,110)

5.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at July 31, 2008 and 2007 consist of the following:

	2008	2007

Notes payable	$175,644	$191,232
Notes payable, related parties [A]	138,232	184,499
Convertible debentures, net of discount of $403,866 (2008) and $144,850 (2007)	101,134	154,275
	$415,010	$530,007

Less current portion	313,876	375,732

Long-term debt, net of current portion	$101,134	$154,275

[A]	The following table summarizes the activity of notes payable, related parties for the year ended July 31, 2008:

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE YEARS ENDED JULY 31, 2008 AND 2007

5.	Convertible and other promissory notes and long-term debt, including related parties (continued):

Balance, August 1, 2007	$184,449

Converted to common stock	(100,000)
Reclassification	125,000
Issuance of new notes	16,300
Repayment of notes	(87,517)

Balance, July 31, 2008	$138,232

6.	Stockholders’ deficit:

Common stock

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE YEARS ENDED JULY 31, 2008 AND 2007

6.	Stockholders’ deficit (continued):

Common stock (continued)

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

Torpedo USA issued options and warrants prior to its merger, which was assumed by the Company.  A summary of the activity of the Company’s outstanding options and warrants during fiscal 2007 and 2006 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2006	3,950,000	$ 0.17
Granted	5,262,107	0.10
Exercised	-	-
Expired	(300,000)	(0.15)
Outstanding and exercisable at
July 31, 2007	8,912,107	$ 0.13

Granted	5,375,000	0.07
Exercised	-	-
Expired	-	-
Outstanding and exercisable at
July 31, 2008	14,287,107	$ 0.11

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE YEARS ENDED JULY 31, 2008 AND 2007

6.	Stockholders’ deficit (continued):

Stock options and warrants (continued)

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 0.05	300,000	0.04	$ 0.05
0.07 - 0.10	10,237,107	1.95	0.085
0.12	1,000,000	0.23	0.12
0.20	2,750,000	0.10	0.20

During the year ended July 31, 2008, the Company extended the life of 1,450,000 warrants to purchase Company stock for an additional one year. The Company revalued the warrants in consideration of the extension and recorded an additional stock compensation expense of $8,250 for the year ended July 31, 2008.

In October 2007 the Company issued 250,000 warrants to purchase shares of common stock to a convertible noteholder.  The warrants have an exercise price of $0.10 per share and expire in July 2009.  The Company recorded an additional stock compensation expense of $35,125 for the year ended July 31, 2008.

On November 27, 2007, the Board of Directors approved grants of 5,000,000 options to purchase shares of common stock under its 2007 Stock Option Plan (the “2007 Plan”).  The number of shares of common stock that can be issued from the 2007 Plan shall not exceed 18,000,000 shares of common stock.  The options granted have an exercise price of $0.07 per share (the market price of the Company’s common stock on the date of the grant) and expire November 27, 2012.  The Company valued the options at $285,000 and the amount was recorded as stock based compensation expense during the year ended July 31, 2008.  Each of the four Directors of the Company received 1,000,000 options and two officers of the Company each received 500,000 options.

The weighted average remaining contractual life of the terms of the warrants and options is 2.3 years.

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of July 31, 2006, are as follows:

Deferred tax assets:
Net operating loss carryforward	$336,000
Less valuation allowance	(336,000)
Total net deferred tax assets	-

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THE YEARS ENDED JULY 31, 2008 AND 2007

7.	Income taxes (continued):

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

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2008 and 2007, respectively, is as follows:

	2008	2007

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%