Form 10-Q
period 2008-10-31
CHINA NUVO SOLAR ENERGY INC
filed 2008-12-22
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended October 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

CHINA NUVO SOLAR ENERGY, INC.
(Name of small business issuer as specified in its charter)

Nevada	87-0567853
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

319 Clematis Street – Suite 703, West Palm Beach, Florida 33401
(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code: (561) 514-9042

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of common stock outstanding at December 10, 2008 was 206,676,437.

Index to Financial Statements
Condensed consolidated financial statements:

Condensed consolidated balance sheets	F-2

Condensed consolidated statements of operations	F-3

Condensed consolidated statements of changes in shareholders’ deficit	F-4

Condensed consolidated statements of cash flows	F-5

Notes to condensed consolidated financial statements	F-6 – F-16

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2008	July 31, 2008
	(unaudited)

Current Assets
Cash	$1,105	$940
Notes and interest receivable	54,317	53,649
Prepaid expenses and other current assets	35,000	50,000

Total current assets	90,422	104,589

Solar intellectual property, less accumulated depreciation of $60,416
(October 31) and $54,166 (Juy 31)	339,584	345,834
Debt issuance costs	95,801	108,199

Total assets	$525,807	$558,622

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities, related parties	$368,953	$338,915
Accounts payable and accrued expenses	109,911	93,959
Derivative liability convertible debentures	579,000	572,238
Notes payable	175,144	175,644
Notes payable, related party	162,482	138,282

Total current liabilities	1,395,490	1,319,038

Long-term liabilities:
Convertible debentures payable, net	140,499	101,134

Total liabilities	1,535,989	1,420,172

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
535,981 shares issued and outstanding	535,891	535,891
Common stock, $.001 par value, 495,000,00 shares authorized;
206,676,437 (October 31) and 204,676,437 (July 31) issued
and outstanding	206,676	204,676
Additional paid-in capital	(949,653)	(970,153)
Retained earnings	(803,096)	(631,964)

Total shareholders' deficit	(1,010,182)	(861,550)

Total liabilities and shareholders' deficit	$525,807	$558,622

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	October 31, 2008	October 31, 2007

Revenues:
Revenues	-	-
Cost of revenues	-	-

Gross profit	-	-

Operating costs and expenses:
Selling, general and administrative
Consulting fees	$$15,000	$$15,000
Management and consulting fees, related parties	39,000	41,250
Stock compensation cost	6,094	137,469
Legal and accounting	9,500	60,805
Other	17,695	51,333

Total operating costs and expenses	87,289	305,857

Operating loss	(87,289)	(305,857)

Other income (expenses)
Interest expense, related parties	(669)	(38)
Interest expense, other	(54,580)	(46,479)
Interest income, related parties	668	668
Fair value adjustment of derivative liabilities	(29,262)	182,948

Total other income (expenses)	(83,843)	137,099

Net (loss) income	$ $(171,132)	$ $(168,758)

Basic and diluted net (loss) income per common share	$ **	$ **

Basic and diluted weighted average common shares outstanding	205,379,734	195,178,268

**Less than $.01

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLDIATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008

			Additional		Accumulated	Total
	Common stock		paid in		(deficit)	stockholders'
	Shares	Amount	capital	Preferred stock	equity	deficit
Balances at August 1, 2008	204,676,437	$204,676	$(970,153)	$535,891	$(631,964)	$(861,550)

Issuance of common stock upon conversion of subordinated debentures	2,000,000	2,000	20,500			22,500

Net loss	-				(171,132)	(171,132)

Balances, October 31, 2008	206,676,437	$206,676	$(949,653)	$535,891	$(803,096)	$(1,010,182)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net loss	$(171,132)	$(168,758)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in derivative liability	29,262	(182,948)
Amortization of discount on debentures payable	39,365	35,518
Amortization of debt issuance costs	6,303	5,004
Common stock and warrant based compensation	-	131,375
Amortization of deferred loan costs	6,094	6,094
Amortization of intellectual property	6,250	6,250
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	15,000	(35,063)
Increase in accounts payable and accrued expenses	15,953	60,695
Increase in amounts due to related parties	29,370	25,763
Net cash used in operating activities	(23,535)	(116,070)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of third party notes payable	-	163,500
Proceeds from debentures payable	-	240,000
Placement fees paid	-	(41,200)
Proceeds from advances and loans from related parties	23,700	13,000
Payment of related party notes payable	-	(87,517)
Payment to related party for notes receivable	-	(21,800)
Payment of notes payable	-	-
Net cash provided by financing activities	23,700	265,983

Net increase in cash and cash equivalents	165	149,913

Cash and cash equivalents, beginning of period	940	33,021

Cash and cash equivalents, end of period	$1,105	$182,934

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$2,983
Cash paid during the year for taxes	$-	$-

Non-cash investing and financial activities:
Fair value of shares issued for debentures payable	$22,500	$-

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies:

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at October 31, 2008, the results of operations for the three months ended October 31, 2008 and 2007 and cash flows for the three months ended October 31, 2008 and 2007.  The balance sheet as of July 31, 2008 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2008, as filed with the SEC.

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

The results of operations for the three months ended October 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2009.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Long-lived assets and certain identifiable intangibles (continued)

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

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The Company did not issue any stock options during the three months ended October 31, 2008 and 2007.  There are 14,187,107 stock options and warrants outstanding as of October 31, 2008.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

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

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at October 31, 2008 and 2007 were 152,108,676 and 23,547,466, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

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

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of October 31, 2008.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

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

2.	Accrued liabilities, related parties:

Accrued liabilities, related parties at October 31, 2008 and July 31, 2008 are as follows:

	October 31, 2008	July 31, 2008

Officer bonus	$275,561	$275,561
Management fees	79,500	49,500
Accrued interest	13,892	13,854

	$368,953	$338,915

3.	Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions (the “2006 Debentures”).  As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in the 2006 Debentures under the Purchase Agreement.  We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (“Divine”) (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes.  At October 31, 2008 the remaining face amount of the 2006 Debentures is $0.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Convertible debentures payable (continued):

On October 21, 2007 the Board of Director of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  We have received net proceeds of $429,350 after $75,650 of debt issuance costs (included in the accompanying October 31, 2008 balance sheet), paid to Divine, who acted as our placement agent.  The debt issuance costs will be amortized as debt issuance costs over the three year term of the 2007 Debentures.  The terms and conditions of the 2007 Debentures are the same as the 2006 Debentures.  Accordingly, fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.  The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $465,000 and an initial loss on the valuation of derivative liabilities of $179,767. During the three months ended October 31, 2008 debenture holders redeemed $22,500, thereby reducing the face value of the debentures as we as the initial debt discount.  Based on the revaluation of the remaining 2007 Debentures of $482,500 at October 31, 2008, the Company recorded an expense of $29,262 and increased the derivative liability on the balance sheet by $29,262.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Convertible debentures payable (continued):

(i)	If fewer than all outstanding Debentures are to be redeemed, then all Debentures shall be partially redeemed on a pro rata basis.

The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture.  During the three months ended October 31, 2008, the Holders converted  $22,500 of the 2007 Debentures to 2,000,000 shares of common stock at an average conversion price of approximately $0.01125 per share.

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

4.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at October 31, 2008 and July 31, 2008 consist of the following:

	October 31, 2008	July 31, 2008

Notes payable	$175,144	$175,644
Notes payable, related parties [A]	162,482	138,282
Convertible debentures, net of discount of $342,001 (October) and $403,866 (July)	140,499	101,134
	$478,125	$415,060

Less current portion	337,626	313,926

Long-term debt, net of current portion	$140,499	$101,134

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Convertible and other promissory notes and long-term debt, including related parties (continued):

[A]      The following table summarizes the activity of notes payable, related parties for the three months ended October 31, 2008:

Balance, August 1, 2008	$138,282

Reclassification	500
Issuance of new notes	23,700

Balance, October 31, 2008	$162,482

5.	Stockholders’ deficit:

Common stock

On September 29, 2008, the Company issued 2,000,000 shares of its common stock upon the conversion of $22,500 of convertible debentures.  The shares were converted at $0.01125 per share.

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock.

Torpedo USA issued options and warrants prior to its merger, which was assumed by the Company.  A summary of the activity of the Company’s outstanding options and warrants for the three months ended October 31, 2008 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding and exercisable August 1, and October 31, 2008	14,187,107	$0.11

	14,187,107	$0.11

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Stockholders’ deficit (continued):

Stock options and warrants (continued)

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 0.05	300,000	0.04	$ 0.05
0.07 – 0.10	10,237,107	1.78	0.085
0.12	1,000,000	0.22	0.12
0.20	2,650,000	0.05	0.20

The weighted average remaining contractual life of the terms of the warrants and options is 2.08 years.

All options and warrants issued by Torpedo USA were issued prior to the merger on February 1, 2005 and have been expensed prior to such date.  Accordingly, no expense associated with the assumption of the warrants and options by the Company has been included in the accompanying consolidated statement of operations.

6.	Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of October 31, 2008, are as follows:

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

The federal statutory tax rate reconciled to the effective tax rate for the three months ended October 31, 2008 and 2007, respectively, is as follows:
	2008	2007

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company.  The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide.  The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and accordingly, increased its intellectual property asset by $150,000 on the October 31, 2008 balance sheet included herein.

On November 27, 2007, we executed a Collaboration and Development Agreement (the “Collaboration Agreement”) with Pioneer Materials, Inc. (“PMI”) of Torrance, California. Under the terms of the Agreement, PMI will build, equip, operate and manage, for our benefit, a product development, testing and prototype manufacturing facility in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  The agreement with PMI has the objective to develop, test and manufacture prototypes of solar energy products using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  Additionally, PMI will provide technical, engineering development, testing and manufacturing employees and support staff.  The term of the Agreement is for one year, with automatic six-month renewal periods unless terminated by the parties.  Pursuant to the terms of the Agreement, the Company will pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of the Company’s common stock upon the satisfactory completion of certain milestone accomplishments in the Agreement, of which 500,000 shares of common stock were issued upon the execution of the Agreement.  The Company valued the shares at $0.07 per share (the market price of the common stock on the date the parties agreed to the number of shares to be issued) and recorded $35,000 as deferred stock compensation.  PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.

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

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company.  The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide.  The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and accordingly, increased its intellectual property asset by $150,000 on the October 31, 2008 balance sheet included herein.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2008 and 2007.  The financial statements presented for the three months ended October 31, 2008 and 2007 include the Company and Nuvo, its wholly-owned subsidiary.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three months ended October 31, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,446,000, and an accumulated shareholders’ deficit of approximately $1,010,000 as of October 31, 2008.  Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended October 31, 2008, net cash used in operating activities was $23,535 compared to $116,070 for the three months ended October 31, 2007.  Net loss was $171,132 for the three months ended October 31, 2008 compared to $168,758 for the three months ended October 31, 2007. The net loss in the current period includes non-cash expenses of $87,274 of which $29,262 are associated with the fair market valuation of the convertible debentures and $58,012 of depreciation and amortization expense.

There was no net cash used in investing activities for the three months ended October 31, 2008 and 2007.

Net cash provided by financing activities for the three months ended October 31, 2008 was $23,700 compared to $265,983 for the three months ended October 31, 2007. For the three months ended October 31, 2008, the Company received net proceeds of $23,700 on the issuance of notes payable to related parties.  The significant activity for the three months ended October 31, 2007 included the Company receiving proceeds of $240,000 from sale of convertiblele debentures from the sale of and $176,500 on the issuance of notes payable.  The Company repaid notes payable totaling $87,517..

For the three months ended October 31, 2008, cash and cash equivalents increased by $165 compared to an increase in cash and cash equivalents of $149,913 for the three months ended October 31, 2007.  Ending cash and cash equivalents at October 31, 2008 was $1,105 compared to $182,934 at October 31, 2007.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

OPERATING EXPENSES

Operating expenses for the three months ended October 31, 2008 were $87,289 compared to expenses of $305,857 for the three months ended October 31, 2007.  The 2008 expenses includes stock compensation costs of $6,094 comprised of deferred stock compensation expensed, Legal and accounting expenses were $9,500, management and consulting fees of $39,000 are comprised of  fees accrued to  our chief executive officer ($10,000 per month) and paid to our corporate secretary ($3,000 per month), and $5,000 per month under our Licensing Agreement with PV.  Other expenses of $17,695 include depreciation and amortization of $12,554 and general and administrative costs of $5,141.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months ended October 31, 2008 was $83,843 compared to other income of $137,099 for the three months ended October 31, 2007.  The increase and decrease in derivative liabilities included in other (expenses) and income for the three months ended October 31, 2008 and 2007 was ($29,262) and $182,948, respectively.  Interest expense for the three months ended October 31, 2008 and 2007 is summarized as:

	Three months ended October 31,
	2008	2007

Amortization of debenture note discounts	$39,365	$35,518
Debenture interest	0	3,453

	Three months ended October 31,
	2008	2007

Notes interest, related	15,215	7,508
Note and other interest	669	38

	$55,249	$46,517

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended October 31, 2008.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.  There are 14,287,107 stock options outstanding as of October 31, 2008.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  The Company did not issue any stock options during the three months ended October 31, 2008 and 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of October 31, 2008.

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

ITEM THREE
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO has concluded that as of October 31, 2008 disclosure controls and procedures, as were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in application SEC rules and forms. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In connection with the 2008 audit and the 2008 quarterly reviews, our independent registered public accounting firm has advised us and our Board of Directors that there are material weaknesses in our internal controls and procedures.  The identified material weaknesses primarily relate to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process.  These material weaknesses have caused significant delays in our financial reporting process.  In addition, during the 2006 audit, we were not able to timely produce adequate documentation supporting all transactions underlying the financial statements.  We are currently considering taking certain steps to correct the material weaknesses by enhancing our reporting process in future.  Enhancing our internal controls to correct the material weaknesses will result in increased costs to us.

PART II. OTHER INFORMATION

Item 1.                            Legal Proceedings

              Refer to Note 5 of the Condensed Consolidated Financial Statements

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

In October 2008, we issued 2,000,000 shares of our common stock upon the conversion of $22,500 of convertible debt.  The debt was converted at approximately $0.011 per share.

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

China Nuvo Solar Energy, Inc.
(Registrant)

Date: December 22, 2008	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer