Form 10-Q
period 2009-01-31
CHINA NUVO SOLAR ENERGY INC
filed 2009-03-17
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended January 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

CHINA NUVO SOLAR ENERGY, INC.
(Name of small business issuer as specified in its charter)

Nevada	87-0567853
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of common stock outstanding at February 16, 2009 was 209,706,776.

Condensed consolidated financial statements:

Condensed consolidated balance sheets	F-2

Condensed consolidated statements of operations	F-3

Condensed consolidated statements of cash flows	F-4

Condensed consolidated statements of changes in shareholders’ deficit	F-5

Notes to condensed consolidated financial statements	F-6 – F-16

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2009	July 31, 2008
	(unaudited)

Current Assets
Cash	$425	$940
Notes and interest receivable	55,485	53,649
Prepaid expenses and other current assets	20,000	50,000

Total current assets	75,910	104,589

Solar intellectual property, less accumulated depreciation of $66,666
(January 31) and $54,166 (Juy 31)	373,234	345,834
Debt issuance costs	83,404	108,199

Total assets	$532,548	$558,622

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities, related parties	$413,587	$338,915
Accounts payable and accrued expenses	147,970	93,959
Derivative liability convertible debentures	579,000	572,238
Notes payable	175,144	175,644
Notes payable, related party	213,132	138,282

Total current liabilities	1,528,833	1,319,038

Long-term liabilities:
Convertible debentures payable, net	176,869	101,134

Total liabilities	1,705,702	1,420,172

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
535,981 shares issued and outstanding	535,891	535,891
Common stock, $.001 par value, 495,000,00 shares authorized;
206,676,437 (October 31) and 204,676,437 (July 31) issued
and outstanding	206,676	204,676
Additional paid-in capital	(949,653)	(970,153)
Retained earnings	(966,068)	(631,964)

Total shareholders' deficit	(1,173,154)	(861,550)

Total liabilities and shareholders' deficit	$532,548	$558,622

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	January 31,		January 31,
	2009	2008	2009	2008

Revenues:
Revenues	-	-	-	-
Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating costs and expenses:
Selling, general and administrative
Consulting fees	$31,605	$60,750	$46,605	$75,750
Management and consulting fees, related parties	39,000	197,772	78,000	239,022
Stock compensation cost	6,094	301,426	12,188	438,895
Legal and accounting	21,033	(4,996)	30,533	55,809
Other	13,458	51,105	31,153	102,438

Total operating costs and expenses	111,190	606,057	198,479	911,914

Operating loss	(111,190)	(606,057)	(198,479)	(911,914)

Other income (expenses)
Interest expense, related parties	(8,000)	(7,081)	(8,669)	(7,119)
Interest expense, other	(44,450)	(104,136)	(99,030)	(150,615)
Interest income, related parties	668	668	1,336	1,336
Fair value adjustment of derivative liabilities	-	30,417	(29,262)	213,365

Total other income (expenses)	(51,782)	(80,132)	(135,625)	56,967

Net loss	$(162,972)	$(686,189)	$(334,104)	$(854,947)

Basic and diluted net loss per common share	**	**	**	**

Basic and diluted weighted average common shares outstanding	206,676,437	186,115,433	206,031,628	197,313,137

**Less than $.01

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLDIATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JANUARY 31, 2009

			Additional		Accumulated	Total
	Common stock		paid-in		(deficit)	stockholders'
	Shares	Amount	capital	Preferred stock	equity	deficit

Balances at August 1, 2008	204,676,437	$204,676	$(970,153)	$535,891	$(631,964)	$(861,550)

Issuance of shares upon conversion og subordinated
debentures	2,000,000	2,000	20,500			22,500

Net loss	-				(334,104)	(334,104)

Balances, January 31, 2009	206,676,437	$206,676	$(949,653)	$535,891	$(966,068)	$(1,173,154)

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 AND 2008 (UNAUDITED)

	2009	2008

Cash flows from operating activities:
Net loss	$(334,104)	$(854,947)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in derivative liability	29,262	(213,365)
Amortization of discount on debentures payable	75,735	131,895
Amortization of debt issuance costs	12,607	14,280
Common stock and warrant based compensation	12,188	438,896
Amortization of deferred loan costs
Amortization of intellectual property	12,500	12,500
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	30,000	(36,731)
Increase in accounts payable and accrued expenses	54,011	62,709
Increase in amounts due to related parties	73,336	146,937
Net cash used in operating activities	(34,465)	(297,826)

Cash flows from investing activities:
Purchase of property and equipment	(39,900)	-
Net cash used in investing activities	(39,900)	-

Cash flows from financing activities:
Proceeds from issuance of third party notes payable	-	163,500
Proceeds from debentures payable	-	370,000
Placement fees paid	-	(58,100)
Proceeds from advances and loans from related parties	74,350	13,000
Payment of related party notes payable	-	(87,517)
Payment to related party for notes receivable	(500)	(23,300)
Payment of notes payable	-	(47,873)
Net cash provided by financing activities	73,850	329,710

Net increase in cash and cash equivalents	(515)	31,884

Cash and cash equivalents, beginning of period	940	33,021

Cash and cash equivalents, end of period	$425	$64,905

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$24	$11,392
Cash paid during the year for taxes	$-	$-

Non-cash investing and financial activities:
Fair value of shares issued for debentures payable	$22,500	$318,800

Fair value of common stock issued to acquire patents	$-	$150,000

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies:

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at January 31, 2009, the results of operations for the six months ended January 31, 2009 and 2008 and cash flows for the six months ended January 31, 2009 and 2008.  The balance sheet as of July 31, 2008 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended January 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2009.

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,214,000 and $1,453,000 at July 31, 2008 and January 31, 2009, respectively. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

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

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The Company did not issue any stock options during the six months ended January 31, 2009 and 2008.  There are 12,487,107 stock options and warrants outstanding as of January 31, 2009.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

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

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at January 31, 2009 and 2008 were 150,408,676 and 26,605,683, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

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

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of January 31, 2009.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

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

2.	Accrued liabilities, related parties:

Accrued liabilities, related parties at January 31, 2009 and July 31, 2008 are as follows:

	January 31, 2009	July 31, 2008

Officer bonus	$275,561	$275,561
Management fees	115,500	49,500
Accrued interest	22,526	13,854

	$413,587	$338,915

3.	Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions (the “2006 Debentures”).  As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in the 2006 Debentures under the Purchase Agreement.  We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (“Divine”) (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes.  At January 31, 2009 the remaining face amount of the 2006 Debentures is $0.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Convertible debentures payable (continued):

On October 21, 2007 the Board of Director of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  We have received net proceeds of $429,350 after $75,650 of debt issuance costs (included in the accompanying January 31, 2009 balance sheet), paid to Divine, who acted as our placement agent.  The debt issuance costs will be amortized as debt issuance costs over the three year term of the 2007 Debentures.  The terms and conditions of the 2007 Debentures are the same as the 2006 Debentures.  Accordingly, fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.  The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $465,000 and an initial loss on the valuation of derivative liabilities of $179,767. During the six months ended January 31, 2009 debenture holders redeemed $22,500, thereby reducing the face value of the debentures as well as the initial debt discount.  Based on the revaluation of the remaining 2007 Debentures of $482,500 at January 31, 2009, the Company recorded an expense of $29,262 and increased the derivative liability on the balance sheet by $29,262.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Convertible debentures payable (continued):

(i)	If fewer than all outstanding Debentures are to be redeemed, then all Debentures shall be partially redeemed on a pro rata basis.

The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture.  During the six months ended January 31, 2009, the Holders converted $22,500 of the 2007 Debentures to 2,000,000 shares of common stock at an average conversion price of approximately $0.01125 per share.

On February 6, 2009 the Holders converted $15,000 of the 2007 Debentures to 3,030,303 shares of common stock at an average conversion price of approximately $0.00495.

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

4.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at January 31, 2009 and July 31, 2008 consist of the following:

	January 31, 2009	July 31, 2008

Notes payable	$175,144	$175,644
Notes payable, related parties [A]	213,132	138,282
Convertible debentures, net of discount of $305,631 (January) and $403,866 (July)	176,869	101,134
	$565,145	$415,060

Less current portion	388,276	313,926

Long-term debt, net of current portion	$176,869	$101,134

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Convertible and other promissory notes and long-term debt, including related parties (continued):

[A]  The following table summarizes the activity of notes payable, related parties for the six months ended January 31, 2009:

Balance, August 1, 2008	$138,282

Reclassification	500
Issuance of new notes	74,350

Balance, January 31, 2009	$213,132

5.	Stockholders’ deficit:

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

Torpedo USA issued options and warrants prior to its merger, which was assumed by the Company.  A summary of the activity of the Company’s outstanding options and warrants for the six months ended January 31, 2009 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding and exercisable August 1	14,187,107	$ 0.11
Expired	(1,700,000)	0.20

Outstanding and exercisable, January 31, 2009	12,487,107	$ 0.096

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Stockholders’ deficit (continued):

Stock options and warrants (continued)

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 0.05	300,000	0.04	$ 0.05
0.07 – 0.10	10,237,107	1.81	0.085
0.12	1,000,000	0.22	0.12
0.20	950,000	0.01	0.20

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

6.      Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of January 31, 2009, are as follows:

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

The federal statutory tax rate reconciled to the effective tax rate for the six months ended January 31, 2009 and 2008, respectively, is as follows:

	2009	2008

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Agreements:

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

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company.  The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide.  The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and accordingly, increased its intellectual property asset by $150,000 on the January 31, 2009 balance sheet included herein.

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

On December 10, 2008 we executed a Patent and Trademark Purchase Agreement (the “Purchase Agreement”) with PV.  Nuvo acquired certain patent rights and trademarks in exchange for $39,900.  Of this amount, $11,000 has been paid as of January 31, 2009 and we have agreed to pay $5,000 per month for five months beginning February 2009 with a final payment of $3,900 on July 5, 2009.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company.  The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide.  The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and accordingly, increased its intellectual property asset by $150,000 on the January 31, 2009 balance sheet included herein.

On December 10, 2008 we executed a Patent and Trademark Purchase Agreement (the “Purchase Agreement”) with PV.  Nuvo acquired certain patent rights and trademarks in exchange for $39,900.  Of this amount, $11,000 has been paid as of January 31, 2009 and we have agreed to pay $5,000 per month for five months beginning February 2009 with a final payment of $3,900 on July 5, 2009.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2008 and 2007.  The financial statements presented for the six months ended January 31, 2009 and 2008 include the Company and Nuvo, its wholly-owned subsidiary.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the six months ended January 31, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,630,000, and an accumulated shareholders’ deficit of approximately $1,173,000 as of January 31, 2009.  Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended January 31, 2009, net cash used in operating activities was $34,465 compared to $297,826 for the six months ended January 31, 2008.  Net loss was $334,104 for the six months ended January 31, 2009 compared to $854,947 for the six months ended January 31, 2008. The net loss in the current period includes non-cash expenses of $142,292 of which $29,262 are associated with the fair market valuation of the convertible debentures and $113,030 of depreciation and amortization expense.

There was net cash used of $11,000 in investing activities for the six months ended January 31, 2009 for the purchase of intellectual property and patents.

Net cash provided by financing activities for the six months ended January 31, 2009 was $73,850 compared to $329,710 for the six months ended January 31, 2008. For the six months ended January 31, 2009, the Company received net proceeds of $74,350 on the issuance of notes payable to related parties.  The significant activity for the six months ended January 31, 2008 included the Company receiving proceeds of $546,500 on the issuance of notes payable and convertible debentures, offset by the repayment of $158,690 of notes payable and $58,100 paid for placement fees related to convertible debentures.

For the six months ended January 31, 2009, cash and cash equivalents decreased by $515 compared to an increase in cash and cash equivalents of $31,884 for the six months ended January 31, 2008.  Ending cash and cash equivalents at January 31, 2009 was $425 compared to $64,905 at January 31, 2008.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

OPERATING EXPENSES

Operating expenses for the six months ended January 31, 2009 were $198,479 compared to expenses of $911,914 for the six months ended January 31, 2008.  The 2009 expenses include stock compensation costs of $12,188 comprised of deferred stock compensation expensed.  Legal and accounting expenses were $30,533, management and consulting fees of $78,000 are comprised of  fees accrued to  our chief executive officer ($10,000 per month) and paid to our corporate secretary ($3,000 per month), and $5,000 per month under our Licensing Agreement with PV.  Other expenses of $31,153 include depreciation and amortization of $25,108 and general and administrative costs of $6,045.

OTHER INCOME (EXPENSE)

Other expenses, net for the six months ended January 31, 2009 was $135,625 compared to other income of $56,967 for the six months ended January 31, 2008.  The increase and decrease in derivative liabilities included in other (expenses) and income for the six months ended January 31, 2009 and 2008 was ($29,262) and $213,365, respectively.  Interest expense for the six months ended January 31, 2009 and 2008 is summarized as:

	Three months ended		Six months ended
	January 31,		January 31,
	2009	2008	2009	2008

Amortization of debenture note discounts	$36,370	$96,377	$75,735	$131,895
Debenture interest	6,805	6,496	14,442	9,949
Notes interest, related	1,698	3,402	2,367	7,119
Notes and other interest	7,577	4,942	15,155	8,771

	$52,450	$111,217	$107,699	$157,734

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended January 31, 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.  There are 14,287,107 stock options outstanding as of January 31, 2009.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  The Company did not issue any stock options during the six months ended January 31, 2009 and 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of January 31, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of January 31, 2009 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO has not evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) due to the fact that the we do not have the personnel resources or technological infrastructure in place to perform the evaluation.  Based upon our management’s discussions with our auditors and other advisors, our CEO believes that, during the period covered by this report, such internal controls and procedures were effective.

In connection with the 2008 audit and the 2009 quarterly reviews, our independent registered public accounting firm has advised us and our Board of Directors that there are material weaknesses in our internal controls and procedures.  The identified material weaknesses primarily relate to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process.  These material weaknesses have caused significant delays in our financial reporting process.  In addition, during the 2006 audit, we were not able to timely produce adequate documentation supporting all transactions underlying the financial statements.  We are currently considering taking certain steps to correct the material weaknesses by enhancing our reporting process in future.  Enhancing our internal controls to correct the material weaknesses will result in increased costs to us.

Our Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

              Refer to Note 5 of the Condensed Consolidated Financial Statements

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 6, 2009 we converted $15,000 of the 2007 Debentures to 3,030,303 shares of common stock at an average conversion price of approximately $0.00495 per share.

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

China Nuvo Solar Energy, Inc.
(Registrant)

Date: March 17, 2009	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer