Form 10-Q
period 2009-04-30
CHINA NUVO SOLAR ENERGY INC
filed 2009-06-22
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 Days: ☒Yes  ☐No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐Yes    ☒No

Number of shares of common stock outstanding at June 19, 2009 was 222,231,067.

Transitional Small Business Disclosure Format:  ☐Yes    ☒No

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2009	July 31, 2008
	(unaudited)

Current Assets
Cash	$362	$940
Notes and interest receivable, related parties	56,124	53,649
Prepaid expenses and other current assets	5,000	50,000

Total current assets	61,486	104,589

Solar intellectual property, less accumulated depreciation of $72,916
(April 30) and $54,166 (Juy 31)	366,984	345,834
Debt issuance costs	71,006	108,199

Total assets	$499,476	$558,622

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities, related parties	$454,192	$338,915
Accounts payable and accrued expenses	143,816	93,959
Derivative liability convertible debentures	767,111	572,238
Notes payable	175,144	175,644
Notes payable, related party	240,432	138,282

Total current liabilities	1,780,695	1,319,038

Long-term liabilities:
Convertible debentures payable, net	195,370	101,134

Total liabilities	1,976,065	1,420,172

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
535,981 shares issued and outstanding	535,891	535,891
Common stock, $.001 par value, 495,000,00 shares authorized;
221,706,734 (April 30) and 204,676,437 (July 31) issued
and outstanding	221,706	204,676
Additional paid-in capital	(913,683)	(970,153)
Retained earnings	(1,320,503)	(631,964)

Total shareholders' deficit	(1,476,589)	(861,550)

Total liabilities and shareholders' deficit	$499,476	$558,622

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended April 30,		For the nine months ended April 30,

Revenues:	2009	2008	2009	2008
Revenues	-	-	-	-
Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating costs and expenses:
Selling, general and administrative
Consulting fees	$23,000	$(6,250)	$69,605	$69,500
Consulting and bonus fees, related parties		(83,272)	-	77,750
Management and consulting fees, related parties	39,000	39,000	117,000	117,000
Stock compensation cost	6,093	14,844	18,281	453,739
Legal and accounting	-	5,767	30,533	61,576
Debt issuance costs	12,554	36,740	37,662	63,521
Other	738	19,678	6,783	95,335

Total operating costs and expenses	81,385	26,507	279,864	938,421

Operating loss	(81,385)	(26,507)	(279,864)	(938,421)

Other income (expenses)
Interest expense, related parties	(5,104)	(3,328)	(13,773)	(10,447)
Interest expense, other	(102,974)	(85,377)	(202,004)	(235,992)
Interest income, related parties	639	653	1,975	1,989
Fair value adjustment of derivative liabilities	(165,611)	35,745	(194,873)	249,110

Total other income (expenses)	(273,050)	(52,307)	(408,675)	4,660

Net loss	$(354,435)	$(78,814)	$(688,539)	$(933,761)

Basic and diluted net loss per common share	**	**	**	**

Basic and diluted weighted average common shares outstanding	213,438,776	204,187,687	208,441,449	199,468,080

**Less than $.01

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2009 AND 2008 (UNAUDITED)

	2009	2008

Cash flows from operating activities:
Net loss	$(688,539)	$(933,761)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in derivative liability	194,873	(249,110)
Amortization of discount on debentures payable	167,736	204,769
Amortization of debt issuance costs	18,911	44,770
Common stock and warrant based compensation	18,282	453,740
Amortization of deferred loan costs
Amortization of intellectual property	18,750	18,750
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	45,000	(22,385)
Increase in accounts payable and accrued expenses	49,857	43,536
Increase in amounts due to related parties	113,302	24,155
Net cash used in operating activities	(61,828)	(415,536)

Cash flows from investing activities:
Purchase of property and equipment	(39,900)	-
Net cash used in investing activities	(39,900)	-

Cash flows from financing activities:
Proceeds from issuance of third party notes payable	-	163,500
Proceeds from debentures payable	-	465,000
Placement fees paid	-	(70,450)
Proceeds from advances and loans from related parties	101,650	13,000
Payment of related party notes payable	-	(87,517)
Payment to related party for notes receivable	(500)	(23,300)
Payment of notes payable	-	(54,588)
Net cash provided by financing activities	101,150	405,645

Net increase in cash and cash equivalents	(578)	(9,891)

Cash and cash equivalents, beginning of period	940	33,021

Cash and cash equivalents, end of period	$362	$23,130

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,618	$34,809
Cash paid during the year for taxes	$-	$-

Non-cash investing and financial activities:
Fair value of shares issued for debentures and interest payable	$73,500	$492,136

Fair value of common stock issued to acquire patents	$-	$150,000

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLDIATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED APRIL 30, 2009

			Additional		Accumulated	Total
	Common stock		paid-in		(deficit)	stockholders'
	Shares	Amount	capital	Preferred stock	equity	deficit

Balances at August 1, 2008	204,676,437	$204,676	$(970,153)	$535,891	$(631,964)	$(861,550)

Issuance of shares upon conversion of subordinated debentures and accrued interest	17,030,297	17,030	56,470			73,500

Net loss	-				(688,539)	(688,539)

Balances, April 30, 2009	221,706,734	$221,706	$(913,683)	$535,891	$(1,320,503)	$(1,476,589)

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and summary of significant accounting policies:

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at April 30, 2009, the results of operations for the nine months ended April 30, 2009 and 2008 and cash flows for the nine months ended April 30, 2009 and 2008.  The balance sheet as of July 31, 2008 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended April 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2009.

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,214,000 and $1,913,000 at July 31, 2008 and April 30, 2009, respectively. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

As part of our planned operations, our main focus will be the development of a viable    manufacturing process for our technology.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

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

Although our balance sheet includes current liabilities of $1,780,695, a portion of this amount are in the form of a derivative liability of $767,111 and convertible notes of $300,000.  These amounts, plus any accrued and unpaid interest, may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a publicly traded company.

Over the next twelve months management will be re-examining its business plan. We do not intend to enter into any additional direct development of our technology.  Rather, we plan to become an incubator of the solar technology we currently own and technology that we may acquire in the future. We currently do not have any agreements to acquire any additional technology.  In order to acquire additional technology we would either have to raise additional money through equity or debt financing or in the alternative issue shares of our common stock. We intend to study the feasibility of sub-licensing or entering into other types of agreements with third parties, whereby the third party will compensate us by paying a license fee and subsequent royalties.  The compensation may be in the form of cash or in the licensee’s common stock.  Through our established relationships we plan to focus on the identification, acquisition and potential license or resale of renewable and alternative energy technologies.

Description of business

The Company is working to develop a commercially viable higher efficiency stacked solar cell.

Summary of significant accounting policies:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The Company did not issue any stock options during the nine months ended April 30, 2009.  During the nine months ended April 30, 2008 the Company granted options to purchase 5,000,000 shares of common stock to directors and officers.  The options have an exercise price of $0.07 per share and expire in November 2012.  There are 11,537,107 stock options and warrants outstanding as of April 30, 2009.

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

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at April 30, 2009 and 2008 were 257,036,018 and 52,600,832, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of April 30, 2009.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

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

The FASB issued SFAS No. 161 “Disclosures About Derivatives Instruments and Hedging Activities” in March 2008.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company is currently evaluating the requirements of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our financial statements.

In May, 2008 FASB issued SFAS 163. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The Company believes the implementation of this standard will have no effect on our financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Notes and interest receivable, related parties

Notes and interest receivable, related parties at April 30, 2009 and July 31, 2008 are as follows:

	April 30, 2009	July 31, 2008

Due from VP Development	$31,300	$31,300
Due from Inhibiton, Inc.	16,500	16,500
Due from E2000, Inc.	2,500	2,000
Interest on above amounts	5,824	3,849

	$56,124	$53,649

Each of the above listed related parties is a related party to the Company through common control.  The increase in interest receivable of $1,975 has been included as interest income, related parties, in the accompanying statement of operations for the nine months ended April 30, 2009.

3.	Accrued liabilities, related parties:

Accrued liabilities, related parties at April 30, 2009 and July 31, 2008 are as follows:

	April 30, 2009	July 31, 2008

Officer bonus	$275,561	$275,561
Management fees	151,000	49,500
Accrued interest	27,631	13,854

	$454,192	$338,915

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions (the “2006 Debentures”).  As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in the 2006 Debentures under the Purchase Agreement.  We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (“Divine”) (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes.  At April 30, 2009 the remaining face amount of the 2006 Debentures is $0.

On October 21, 2007 the Board of Director of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  We have received net proceeds of $429,350 after $75,650 of debt issuance costs (included in the accompanying April 30, 2009 balance sheet), paid to Divine, who acted as our placement agent.  The debt issuance costs will be amortized as debt issuance costs over the three year term of the 2007 Debentures.  The terms and conditions of the 2007 Debentures are the same as the 2006 Debentures.  Accordingly, fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.  The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $465,000 and an initial loss on the valuation of derivative liabilities of $179,767. During the nine months ended April 30, 2009 debenture holders redeemed $73,500, thereby reducing the face value of the debentures as well as the initial debt discount.  Based on the revaluation of the remaining 2007 Debentures of $431,500 at April 30, 2009, the Company recorded an expense of $194,873 and increased the derivative liability on the balance sheet by $194,873.

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

The Corporation may at its option call for redemption of all or part of the Debentures prior to the Maturity Date, as follows:

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.           Convertible debentures payable (continued):

(i)	If fewer than all outstanding Debentures are to be redeemed, then all Debentures shall be partially redeemed on a pro rata basis.

The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture.  During the nine months ended April 30, 2009, the Holders converted $73,500 of the 2007 Debentures to 15,030,297 shares of common stock at an average conversion price of approximately $0.00489 per share.

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

5.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at April 30, 2009 and July 31, 2008 consist of the following:

	April 30, 2009	July 31, 2008

Notes payable	$175,144	$175,644
Notes payable, related parties [A]	240,432	138,282
Convertible debentures, net of discount of $236,130 (January) and $403,866 (July)	195,370	101,134
	$610,946	$415,060

Less current portion	415,576	313,926

Long-term debt, net of current portion	$195,370	$101,134

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Convertible and other promissory notes and long-term debt, including related parties (continued):

[A]	The following table summarizes the activity of notes payable, related parties for the nine months ended April 30, 2009:

Balance, August 1, 2008	$138,282

Reclassification	500
Issuance of new notes	101,650

Balance, April 30, 2009	$240,132

6.	Stockholders’ deficit:

Common stock

For the nine months ended April 30, 2009, the Company issued 17,030,297 shares of its common stock upon the conversion of $73,500 of convertible debentures.  The shares were converted at approximately $0.004316 per share.

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock.

Torpedo USA issued options and warrants prior to its merger, which were assumed by the Company.  A summary of the activity of the Company’s outstanding options and warrants for the nine months ended April 30, 2009 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding and exercisable August 1	14,187,107	$0.11
Expired	(2,650,000)	0.20

Outstanding and exercisable, April 30, 2009	11,537,107	$0.097

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Stockholders’ deficit (continued):

Stock options and warrants (continued)

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 0.05	300,000	0.03	$ 0.05
0.07 – 0.10	10,237,107	1.75	0.085
0.12	1,000,000	0.22	0.12

The weighted average remaining contractual life of the terms of the warrants and options is 2 years.

All options and warrants issued by Torpedo USA were issued prior to the merger on February 1, 2005 and have been expensed prior to such date.  Accordingly, no expense associated with the assumption of the warrants and options by the Company has been included in the accompanying consolidated statement of operations.

7.      Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of April 30, 2009, are as follows:

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

The federal statutory tax rate reconciled to the effective tax rate for the nine months ended April 30, 2009 and 2008, respectively, is as follows:

	2009	2008

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 27, 2007, we executed a Collaboration and Development Agreement (the “Collaboration Agreement”) with Pioneer Materials, Inc. (“PMI”) of Torrance, California. Under the terms of the Agreement, PMI will build, equip, operate and manage, for our benefit, a product development, testing and prototype manufacturing facility in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  The agreement with PMI has the objective to develop, test and manufacture prototypes of solar energy products using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  Additionally, PMI will provide technical, engineering development, testing and manufacturing employees and support staff.  The term of the Agreement is for one year, with automatic six-month renewal periods unless terminated by the parties.  Pursuant to the terms of the Agreement, the Company will pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of the Company’s common stock upon the satisfactory completion of certain milestone accomplishments in the Agreement, of which 500,000 shares of common stock were issued upon the execution of the Agreement.  The Company valued the shares at $0.07 per share (the market price of the common stock on the date the parties agreed to the number of shares to be issued) and recorded $35,000 as deferred stock compensation.  PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.  We have discontinued the monthly payments, as PMI has not been able to continue its development work and accordingly the Company does not anticipate that there will be any future compensation to PMI.

On December 10, 2008 we executed a Patent and Trademark Purchase Agreement (the “Purchase Agreement”) with PV.  Nuvo acquired certain patent rights and trademarks in exchange for $39,900.  Of this amount, $26,000 has been paid as of April 30, 2009 and we have agreed to pay $5,000 per month for five months beginning February 2009 with a final payment of $3,900 on July 5, 2009.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Subsequent events:

On May 4, 2009 the Holders converted $17,500 of the 2007 Debentures and accrued and unpaid interest of $1,573 to 6,357,666 shares of common stock at an average conversion price of approximately $0.003 per share.

On June 5, 2009 the Holders converted $25,000 of the 2007 Debentures to 7,092,195 shares of common stock at an average conversion price of approximately $.003525 per share.

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

On December 10, 2008 we executed a Patent and Trademark Purchase Agreement (the “Purchase Agreement”) with PV.  Nuvo acquired certain patent rights and trademarks in exchange for $39,900.  Of this amount, $26,000 has been paid as of April 30, 2009 and we have agreed to pay $5,000 per month for five months beginning February 2009 with a final payment of $3,900 on July 5, 2009.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2008 and 2007.  The financial statements presented for the nine months ended April 31, 2009 and 2008 include the Company and Nuvo, its wholly-owned subsidiary.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the nine months ended April 30, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,915,000, and an accumulated shareholders’ deficit of approximately $1,320,000 as of April 30, 2009.  Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended April 30, 2009, net cash used in operating activities was $34,465 compared to $297,826 for the nine months ended April 30, 2008.  Net loss was $688,539 for the nine months ended April 30, 2009 compared to $933,761 for the nine months ended April 30, 2008. The net loss in the current period includes non-cash expenses of $418,552 of which $194,873 are associated with the fair market valuation of the convertible debentures and $223,679 of depreciation and amortization expense.

There was net cash used of $39,900 in investing activities for the nine months ended April 30, 2009 for the purchase of intellectual property and patents.

Net cash provided by financing activities for the nine months ended April 30, 2009 was $101,150 compared to $405,645 for the nine months ended April 30, 2009. For the nine months ended April 30, 2009, the Company received net proceeds of $101,650 on the issuance of notes payable to related parties.  The significant activity for the nine months ended April 30, 2009 included the Company receiving proceeds of $641,500 on the issuance of notes payable and convertible debentures, offset by the repayment of $142,105 of notes payable, $70,450 paid for placement fees related to convertible debentures and $23,300 in exchange for a note receivable from a related party.

For the nine months ended April 30, 2009, cash and cash equivalents decreased by $578 compared to a decrease in cash and cash equivalents of $9,991 for the nine months ended April 30, 2008.  Ending cash and cash equivalents at April 30, 2009 was $362 compared to $23,130 at April 30, 2009.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

Although our balance sheet includes current liabilities of $1,780,695, a portion of this amount are in the form of a derivative liability of $767,111 and convertible notes of $300,000.  These amounts, plus any accrued and unpaid interest, may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a publicly traded company.

Over the next twelve months management will be re-examining its business plan. We do not intend to enter into any additional direct development of our technology.  Rather, we plan to become an incubator of the solar technology we currently own and technology that we may acquire in the future. We currently do not have any agreements to acquire any additional technology.  In order to acquire additional technology we would either have to raise additional money through equity or debt financing or in the alternative issue shares of our common stock. We intend to study the feasibility of sub-licensing or entering into other types of agreements with third parties, whereby the third party will compensate us by paying a license fee and subsequent royalties.  The compensation may be in the form of cash or in the licensee’s common stock.  Through our established relationships we plan to focus on the identification, acquisition and potential license or resale of renewable and alternative energy technologies.

OPERATING EXPENSES

Operating expenses for the nine months ended April 30, 2009 were $279,864 compared to expenses of $938,421 for the nine months ended April 30, 2008.  The 2009 expenses include stock compensation costs of $18,281 comprised of deferred stock compensation expensed.  Legal and accounting expenses were $30,533, management and consulting fees of $117,000 are comprised of  fees accrued to  our chief executive officer ($10,000 per month) and paid to our corporate secretary ($3,000 per month), and $5,000 per month under our Licensing Agreement with PV.  Debt issuance costs were $37,661 and other expenses of $6,783 were general and administrative costs of.

OTHER INCOME (EXPENSE)

Other expenses, net for the nine months ended April 30, 2009 was $408,675 compared to other income of $4,660 for the nine months ended April 30, 2009.  The increase and decrease in derivative liabilities included in other (expenses) and income for the nine months ended April 30, 2009 and 2008 was ($194,873) and $249,110, respectively.  Interest expense for the nine months ended April 30, 2009 and 2008 is summarized as:

	Three months ended		Nine months ended
	April 30,		April 31,
	2009	2008	2009	2008

Amortization of debenture note discounts	$92,001	$72,864	$167,736	$204,759
Debenture interest	6,681	6,573	21,123	16,522
Notes interest, related	2,056	3,328	4,423	10,447
Notes and other interest	7,341	5,941	22,495	14,711

	$108,079	$88,706	$410,650	$246,439

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended April 30, 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.  There are 11,537,107 stock options outstanding as of April 30, 2009.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  The Company did not issue any stock options during the nine months ended April 30, 2009 and 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of April 30, 2009.

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

ITEM THREE
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of April 30, 2009 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus it’s efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may still occur.

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report  based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon our management’s discussions with our auditors and other advisors, our CEO and CFO believe that, during the period covered by this report, such internal controls and procedures were not effective as described below.

In connection with the 2008 audit and the 2009 quarterly reviews, our independent registered public accounting firm has advised us and our Board of Directors that there are material weaknesses in our internal controls and procedures.  The identified material weaknesses primarily relate to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process.  These material weaknesses have caused significant delays in our financial reporting process.  The Company first intends to focus it’s efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available. Enhancing our internal controls to correct the material weaknesses will result in increased costs to us.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

              None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

              During the quarter ended April 30, 2009 we converted $51,000 of the 2007 Debentures to 15,030,247 shares of common stock at an average conversion price of approximately $0.00339 per share.

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

China Nuvo Solar Energy, Inc.
(Registrant)

Date: June 22, 2009	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer