Form 10-K
period 2009-07-31
CHINA NUVO SOLAR ENERGY INC
filed 2009-12-15
CIK 1126411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: JULY 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from _____ to _____ .

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐Yes  ☒No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐Yes  ☒No

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of November 11, 2009 was $1,555,264, based on the last sale price of the issuers common stock ($0.0074 per share) as reported by the OTC Bulletin Board.

The Registrant had 301,617,837 shares of common stock outstanding as of November 11, 2009.

Documents incorporated by reference: None

CHINA NUVO SOLAR ENERGY, INC.
FORM 10-K

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)           General Business development.

We were originally organized under the laws of the State of Nevada in 1996 as Zacman Enterprises, Inc. and subsequently changed our name to eNutrition, Inc. eNutrition was a direct mail marketing company engaged in the development and marketing of nutritional supplements.  Operation commenced in June 2000 by securing the exclusive rights to market the nutritional supplement, HI-Q.  In September 2001, eNutrition entered into a License Agreement with HI-Q Nutrition, Inc., a Nevada corporation, granting them the exclusive right to engage in the business of marketing and distributing nutritional products under the trade name HI-Q.

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

On November 27, 2007, we executed a Collaboration and Development Agreement (the “Collaboration Agreement”) with Pioneer Materials, Inc. (“PMI”) of Torrance, California.  PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.  Under the terms of the Agreement, PMI was to help us build, equip, operate and manage, for our benefit, a product development, testing and prototype manufacturing facility in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  The agreement with PMI had the objective to develop, test and manufacture prototypes of solar energy products using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  Additionally, PMI was to provide technical, engineering development, testing and manufacturing employees and support staff.  The term of the Agreement was for one year, with automatic six-month renewal periods unless terminated by the parties.  Pursuant to the terms of the Agreement, the Company was to pay PMI $2,500 per month and PMI was eligible to receive up to 4,000,000 shares of the Company’s common stock upon the satisfactory completion of certain milestone accomplishments in the Agreement, of which 500,000 shares of common stock were issued upon the execution of the Agreement.  In May of 2008, the Chengdu region of China experienced a catastrophic earthquake.  As a result of this earthquake and the after effects including significant problems with the delivery of electricity, PMI suspended their development work for a significant period of time and has not performed under the agreement.

On December 10, 2008 we executed a Patent and Trademark Purchase Agreement (the “Purchase Agreement”) with Photovoltaics, Inc..  Through this agreement we acquired certain patent rights and trademarks in exchange for $39,900 paid in installments from December 2008 through July 2009.

(b)           Financial information about segments.

Through July 31, 2009, we operated in only one industry segment.

(c)           Narrative description of business.

We are a development-stage company that is working to develop and design, with a view toward manufacturing, solar photovoltaic (PV) cell technology products. We own certain patent applications and patent rights and other photovoltaic intellectual property.  Our primary technology involves a unique patent pending solar cell technology based on photovoltaic cells with integral light-transmitting wave guides in a ceramic sleeve.  The advantage of this technology is that less exposed surface area is required to generate electricity. The light-transmitting particles act as wave guides and allow the sun-exposed conversion area of the solar cell to be shifted readily from horizontal to vertical to capture more sunlight. The ceramic sleeve eliminates the need for expensive vacuum chambers, thereby allowing less expensive materials to be used in solar cell production.

We are working to develop, with plans to eventually manufacture and market in conjunction with strategic partners, innovative solar cells and solar power products for a wide range of applications based on our technology that increases light-trapping while enabling a variety of materials to be used.  Our primary technology employs multiple stacked solar cells in a ceramic sleeve that uses nano-particles and crystal wave guides to carry light from the opening down to the last junction in the solar cell.  Competitors’ processes that use vacuum chambers (instead of a ceramic sleeve) generally don’t allow for material substitution because of contamination issues. We believe our primary technology also will allow manufacturers to quickly and economically shift to new materials if a shortage of any one type of material occurs. We believe our technology will offer a flexible, cost-effective solution for increased light-trapping and therefore increased efficiency.

Our business plan is focused on developing cost-effective, highly-efficient, environmentally-friendly solar energy products.  We plan to enter into strategic partnerships with companies that can help advance our technology and may also acquire technologies and businesses that will help us implement our business strategy in certain circumstances.  In order to do so, we must develop working prototypes that can be readily adapted to larger scale production and manufacturing.

In an attempt to minimize the start-up costs of solar cell manufacturing, we signed an agreement with PMI to establish a pilot production line by building out and modifying PMI’s existing manufacturing facility located in the Chengdu West High Tech Development Zone in Chengdu, Sichuan, China.  Following a serious earthquake in the Chengdu, China region, Pioneer ceased performing under the contract.  While continuing discussions with PMI as part of the Collaboration Agreement, we are also seeking other partners to assist us with the development of our technology with a view toward commercialization.

Currently, the Company has begun searching for a U.S.-based technology advisor or chief technology officer to assist the Company with the development of its photovoltaic intellectual property.  The Company believes that if the technology can be proven effective utilizing a production ready prototype, it will be able to attract a strategic partner to assist in the development of production and manufacturing activities.

We have identified the solar energy category as extremely promising because of its worldwide commercialization efforts to date. Solar power is a distributed energy technology that uses solar cells to convert the sun's energy to electricity. The major advantage of solar is its abundance for all purposes.  Today, the cost of solar power substantially exceeds the cost of power furnished by the electric utility grid. As a result, federal, state and local governmental bodies in many countries, most notably the United States, Japan and Germany, have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Nuvo intends to locate and utilize such incentives in the development of its technology, if and when available.

Our Technology

The science used in our primary solar cell technology is based on an invention entitled, “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”, and utilizes Cadmium/Tellurium Cadmium/Sulfide powders layered in a ceramic sleeve with a copper back contact.  The solar cell can utilize a variety of materials in powdered form layered in a ceramic sleeve with a conductive metal back contact.  The ceramic sleeve eliminates the need for vacuum chambers or a vat with a molten material.  A removable lens is clamped on to the cell.  By having a removable lens, we are able to repair or add materials to the cell if necessary unlike existing technology.  The cell utilizes a wave guide to carry light through the cell.  In addition, the wave guide can photo generate an electrical potential in the cell.  The material and amount of layers determines voltage while amperage is dependent in part upon particle size.  In essence, a multiple stacked solar cell using a wave guide transfers the square conversion area of the solar cell exposed to the sun from the horizontal to the vertical.

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

How it works

Our photovoltaic cells consist of:
•
An initial semiconductor layer, comprised of N type semiconductor1 material having a top surface and a bottom surface. Light-transmitting particles are interspersed within the N type semiconductor material; and

•
A second semiconductor layer, consisting of P type semiconductor material having a top surface and a bottom surface. Light-transmitting particles are interspersed within the P type semiconductor material. The top surface of the second layer is in direct physical and electrical contact with the bottom surface of the first layer to form an N-P junction2.

1 Semiconductors are typically categorized into either N-type or P-type semiconductors.

2 www.freshpatents.com/Photovoltaic-cell-with-integral-light-transmitting-waveguide-in-a-ceramic-sleeve-dt20070920ptan20070215201.php.

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

During the fiscal year 2009, we acquired additional patents and provisional patents that we believe may further increase the efficiency and lower the cost of our primary wave guide photovoltaic technology as well as currently available technology.

Industry Information

Energy demand

Electricity consumption is strongly influenced by economic and population growth in the world’s developing economies. Demand for electrical power is projected to increase significantly over the next several decades. Demand increases may be most dramatic in developing countries where some two billion people still lack access to electricity, and addressing that issue is a high public priority.

With the world population growing at a rate currently estimated at 1.8% annually from an estimated 6.7 billion currently to 8.9 billion by 2050, energy demand will also increase substantially. Population growth and rising standards of living in developing countries should drive an increase in energy demand over the next few decades.  The US Department of Energy predicts world energy consumption will grow roughly 70% by 2030.

The US Energy Information Administration is predicting that US solar thermal and solar photovoltaic installed net summer generating capacity will increase to nearly 400 megawatts by the year 2030.

Solar energy industry trends

Solar energy offers a clean, safe alternative to energy produced from coal, oil or natural gas. Electricity is produced at low variable costs and solar energy plants don’t emit carbon dioxide. Despite these advantages, solar energy currently accounts for only a small fraction of the world's energy usage. Solar photovoltaic installations worldwide reached a record high of 3,800 megawatts in 2007.  According to published reports, in 2007 grid-connected photovoltaic electricity was the fastest growing energy source, with installations of all photovoltaics increasing by 83% in 2009 to bring the total installed capacity to 15 GW.

With government support in more than 40 markets, end-user demand for solar power significantly exceeds production capacity.  Germany, Japan and the US are the largest photovoltaic markets.  Solar cell production increased by 50% in 2007, to 3,800 megawatts, and has been doubling every two years. Nearly half of the increase was in Germany, now the world's largest consumer of photovoltaic electricity (followed by Japan).

Silicon Supplies

Silicon is the basic material used in the production of solar cells based on crystalline technology, which account for a vast majority of the world market. During the mid 2000's silicon usage increased from 14,000 tons in 2004 to 19,000 tons in 2006 and silicon prices rose with demand.  While prices have fallen and silicon supplies have increased, future silicon shortages and rising prices would compress the margins of solar cell manufacturers who rely on poly-silicon semiconductor materials, despite strong demand for solar photovoltaics. Because CNUV’s solar cell technology can use a variety of materials, the Company would not be impacted by potential silicon shortages and might actually benefit from market share gains made at the expense of higher- cost solar cell manufacturers if it were to reach production.

High oil prices

Rising oil prices make solar energy an increasingly attractive and affordable power alternative. After surging nearly 58% in 2007 (the biggest annual gain in a decade), crude oil prices reached a high of over $140 per barrel in 2008.  While prices have since fallen to below $50 at times during 2009, prices have increased to more than $80 in the fourth quarter of 2009.

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

ITEM 1A.  RISK FACTORS

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

Risks Related to Our Business

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated minimal product revenues.  Until we are able to prove that our proprietary solar technology will work on a large commercial scale and can set up adequate manufacturing facilities ourselves or find a strategic partner to do so for us, we will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from additional financing, which may not be available on favorable terms, if at all.  If we are unable to raise additional funds on acceptable terms, or at all, we may be unable to complete the development of our solar technology and set up adequate manufacturing facilities to produce a commercially viable product.  In addition, we could be forced to discontinue product development at any time.  Any additional sources of financing will likely involve the sale of our equity securities or issuance of debt instruments that may be convertible into our common stock, which could have a substantial dilutive effect on our stockholders.

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

At July 31, 2009, we had a total of $624,000 in debt that is convertible into shares of our common stock at a discount of up to 25% of the market price for our common stock at any given time.  The conversion of any or all of this debt could result in significant dilution to our stockholders at the time such debt is converted.

We currently have stock options and common stock purchase warrants outstanding that may be exercisable at prices below the market price for our common stock at any given time that could result in significant dilution to our stockholders.

At July 31, 2009, we had a total of 11,537,107 stock options and common stock purchase warrants outstanding exercisable at a weighted average exercise price of $0.09 at that date.  The conversion of any or all of these options and warrants could occur at prices below the market price of our common stock at a given time and could cause substantial dilution to our stockholders.  In addition, as we seek to raise additional capital to fund our future business operations, we could issue additional stock options and warrants at prices below market that cause additional dilution to our stockholders.

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

Any future solar power products may not gain market acceptance, which would prevent us from achieving increased sales and market share.

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

Technological changes in the solar power industry could render any future solar power products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

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

We currently do not have a key scientific advisor or chief technical officer with knowledge of our technology.  As such, we have been unable to significantly advance the development of our intellectual property during the past fiscal year.  We also do not have “key person” life insurance policies for any of our officers.  The loss of the technical knowledge and management and industry expertise of any of our current or future key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

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

We have intentions to conduct certain business operations in China and a portion of our potential sales could be made in China in the future. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

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

ITEM 2.  PROPERTIES.

Our executive offices are located at 319 Clematis Street – Suite 703, West Palm Beach, Florida 33401 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated.  This space was provided to rent free during the year ended July 31, 2009 and included the use of office space and the occasional use of fax machines, copy machines and other office equipment for which we paid nominal service fees.

ITEM 3.  LEGAL PROCEEDINGS.

Our company is not a party in to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)           Market information.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board” under the trading symbol “CNUV”.  The following table lists the high and low bid information for our common stock as quoted on the OTC Bulletin Board for the fiscal years ended 2008 and 2009, respectively:

	Price Range
Quarter Ended	High ($)	Low ($)
October 31, 2007	.13	.06
January 21, 2008	.17	.06
April 30, 2008	.12	.04
July 31, 2008	.06	.02

October 31, 2008	.027	.01
January 21, 2009	.016	.005
April 30, 2009	.01	.004
July 31, 2009	.014	.005

The above quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)           Holders.

The number of record holders of our common stock as of November 11, 2009, was approximately 83 based on information received from our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c)           Dividends.

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

 (d)           Securities authorized for issuance under equity compensation plans.

We have the following securities authorized for issuance under our equity compensation plans as of July 31, 2009.  This includes our 2002 Stock Option Plan, covering up to 1,000,000 shares of our common stock, our 2003 Stock Option Plan covering up to 2,500,000 shares of our common stock and our 2007 Stock Option Plan covering up to 18,000,000 shares of our common stock.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	6,500,000	$0.07	15,000,000
Total	6,500,000	$0.07	15,000,000

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

Recent Sales of Unregistered Equity Securities

On May 4, 2009, the Company issued 6,357,666 shares of its common stock upon the conversion of $17,500 of convertible debentures and $1,573 of accrued interest to non-affiliated third parties.  The shares were converted at $0.003 per share.

On June 5, 2009 the Company issued 7,092,195 shares of its common stock upon the conversion of $25,000 of convertible debentures to non-affiliated third parties. The shares were converted at $0.003525 per share.

On July 27, 2009 the Company issued 21,697,324 shares of its common stock upon the two year mandatory conversion of the Company’s preferred stock of $98,650 (the “Stated Value”). Per the terms of the Certificate of Designation, the preferred stock converted at the result of the Stated Value multiplied by 120%, divided by the average of the closing price for the twenty (20) days prior to the conversion multiplied by seventy five percent (75%).  This conversion represents only a portion of the preferred stock outstanding.  The remaining amount of preferred stock outstanding at July 31, 2009 is $437,241 and the holders of those shares and the Company have agreed to extend the mandatory conversion period for one additional year to July 27, 2010.

On July 30 and 31, 2009, the Company issued in the aggregate 10,424,089 shares of its common stock upon the conversion of $42,500 of convertible debentures and $2,063 of accrued interest to non-affiliated third parties. The shares were converted at $0.004275 per share.

Also on July 31, 2009 the Company issued in the aggregate 16,673,152 shares of its common stock upon the conversion of $7,375 of accrued expenses related party, $73,132 and $3,372 of related party notes payable and accrued interest thereon.  The debt was converted at an average price of approximately $.005 per share.

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

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2009 and 2008.

The independent auditors’ report on our financial statements for the years ended July 31, 2009 and 2008 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

(a)           Liquidity and Capital Resources.

For the year ended July 31, 2009, net cash used in operating activities was $133,082 compared to $553,302 for the year ended July 31, 2008.  Net loss was $787,050 for the year ended July 31, 2009 compared to $1,310,229 for the year ended July 31, 2008. The net loss in the current period includes net non-cash expenses of $388,352, of which $157,708 are costs associated with the issuance of common stock and warrants and $304,950 of depreciation and amortization.  These non cash expenses were offset by a change in the minority interest of $74,402.  The net loss in the year ago period includes net non-cash expenses of $555,731 of which $572,010 are costs associated with the issuance of common stock and warrants and $323,424 of depreciation and amortization expense.  These expenses were offset by a decrease of $278,417 in the derivative liabilities of the Company related to the unsecured convertible debentures, and $61,286 for minority interest.

Net cash used in investing activities for the years ended July 31, 2009 and 2008 was $39,900 and $3,501 respectively. The 2009 amount was a result of payments made to acquire intellectual property rights.

Net cash provided by financing activities for the year ended July 31, 200 was $172,344 compared to $524,721 for the year ended July 31, 2008. For the year ended July 31, 2009, the Company received net proceeds of $157,405, offset by the repayment of $4,409 of notes payable.  Additionally the Company received payments of $19,858 from collections on notes and interest receivables.  For the year ended July 31, 2008, the Company received net proceeds of $718,285 on the issuance of notes payable and convertible debentures and $50,000 from the sale of subsidiary common stock.  The Company also repaid $144,605 of notes payable, $76,650 paid for placement fees related to convertible debentures and $23,300 paid in exchange for a note receivable from a related party.

For the year ended July 31, 2009, cash and cash equivalents increase by $638 compared to a decrease of $32,082 for the year ended July 31, 2008.  Ending cash and cash equivalents at July 31, 2009 was $304 compared to $942 at July 31, 2008.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

(b)              Results of Operations.

OPERATING EXPENSES

Operating expenses for the year ended July 31, 2009 were $520,168 compared to expenses of $1,290,518 for the year ended July 31, 2008.  The 2009 expenses includes stock compensation costs of $157,708 comprised of deferred stock compensation expensed, management fees paid to related parties of $180,750, consulting and accounting and legal costs of $66,109 and $47,533 respectively and $68,068 of general and administrative costs. The 2008 expenses includes stock compensation costs of $572,010 comprised of the issuance of 5,000,000 options to  directors and officers of the Company valued at $285,000 (based on the Black-Scholes option pricing model), the issuance of 1,100,000 shares of common stock, valued at $0.08 per share (the market price of the common stock on the date of issuance) issued to the placement agent as part of their fee related to convertible debentures, the Black Scholes option pricing model cost of $35,125 for the issuance to two third parties of the aggregate of 375,000 warrants to purchase shares of common stock at

$0.10 per share, the extension of warrants, valued at $8,250 (based on the Black-Scholes option pricing model), that were to expire, $35,000 deferred stock compensation expensed, $4,500 for the issuance of 50,000 shares of common stock valued at $0.07 (the market price of the common stock on the date of issuance) and $24,376 amortization of stock based compensation.  The 375,000 warrants were issued in conjunction with notes payable issued of $125,000.  Legal and accounting expenses of $86,992 were incurred for the year ended July 31, 2008 related to the Share Exchange, as well as public company expenses.  Management and consulting fees of $298,750 are comprised of fees we pay our chief executive officer ($10,000 per month), corporate secretary ($3,000 per month) and a financial consultant ($2,250 per month beginning in October 2007), and $5,000 per month under our Licensing Agreement with PV.  Other expenses of $183,016 were general and administrative costs.

OTHER INCOME (EXPENSE)

Other income, net for the year ended July 31, 2009 was $270,048 compared to $26,311 for the year ended July 31, 2008.  The expense for the change in derivative liabilities included in other income (expenses) for the year ended July 31, 2009 was $96 compared to a credit of $278,417 for the year ended July 31, 2008.  Interest expense for the years ended July 31, 2009 and 2008 is summarized as:

	July 31,
	2009	2008

Amortization of debenture note discounts	$277,390	$296,833
Debenture interest	26,951	23,890
Notes interest, related	24,383	27,709
Note and other interest	17,605	20,239

	$346,329	$393,671

(c)           Off-Balance sheet arrangements

During the fiscal year ended July 31, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have limited exposure to market risks related to changes in interest rates. We do not currently invest in equity instruments of public or private companies for business or strategic purposes.

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $744,440 of debt outstanding as of July 31, 2009, which has been borrowed at fixed rates ranging from 8% to 12% All of this fixed rate debt is due on demand or is due during the current fiscal year.

ITEM 8.  FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that as of July 31, 2009 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to the extent possible given the limited personnel resources and technological infrastructure in place to perform the evaluation.  Based upon our management’s discussions with our auditors and other advisors, our CEO and CFO believe that, during the period covered by this report, such internal controls and procedures were not effective as described below.

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

ITEM 9B.   OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)           Identification of directors and executive officers.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position
Henry Fong	74	President, Chief Executive Officer and Director
Stephen D. King	54	Director
Richard W. Perkins	78	Director
Christopher T. Dahl	66	Director
Barry S. Hollander	52	Chief Financial Officer
Thomas B. Olson	43	Secretary

 (c)           Identification of significant employees.

Not applicable.

(d)           Identification of family relationships.

None.

(e)           Business experience.

Henry Fong.  Mr. Fong has been the president, chief executive officer, and a director of the Company since March 2002 and president and a director of Nuvo since its inception in April 2006.  Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc., a pubicly traded alternative energy company, from its inception in 1983 until January 2, 2007. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded company that currently has limited business operations, since June 2004. Mr. Fong has been the president and a director of AlumiFuel Power Corporation since its inception in May 2004. AlumiFuel Power is a publicly held company developing hydrogen generation products. From 1959 to 1982, Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

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

Richard W. Perkins.  Mr. Perkins has over 50 years experience in the investment business, has been President and Investment Manager for Perkins Capital Management since October 1984.  Perkins Capital Management is a registered investment advisor with significant experience in individual and institutional capital management including working directly with the public markets emphasizing the micro-cap sector.  Mr. Perkins is also a director of several public companies including: Synovis Life Technologies, Inc. since 1984, Nortech Systems, Inc. since 1993, and Vital Images, Inc. since 1985.

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

Barry S. Hollander.  Mr. Hollander has been chief financial officer of the Company since 2002.  Mr. Hollander has been the acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company with limited business operations, since January 2007.  Mr. Hollander has been the chief financial officer of VP Sports, a privately-held company, since March 1999.  From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor.  In 1999 California Pro merged with Imaginon, Inc.  Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

Thomas B. Olson.  Mr. Olson has been secretary of the Company since March 2002 and has been secretary and treasurer of Nuvo since its inception in April 2006.  Mr. Olson was secretary of Hydrogen Power, Inc., a publicly-traded alternative energy company, from January 1988 to April 5, 2007.  Mr. Olson served as a director of Chex Services, formerly a subsidiary of Hydrogen Power, Inc., from May 2002 to January 2006. Mr. Olson has been the secretary of AlumiFuel Power Corporation since its inception in May 2004. AlumiFuel Power is a publicly held company developing hydrogen generation products. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

(f)           Involvement in certain legal proceedings.

Not applicable.

(g)           Promoters and control persons.

Not applicable

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

ITEM 11.   EXECUTIVE COMPENSATION.

(m)           General.

The following tables set forth all of the compensation awarded to, earned by or paid to:

In Table (1):  (i) each individual serving as our principal executive officer during the fiscal years ended July 31, 2009 and 2008; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended July 31, 2009 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

(n)           Summary compensation tables.

Table 1. Summary Compensation of Executive Officers

Name and Principal Position	Year	Salary (1)	Bonus	Equity Awards (2)	Option Awards(2)	All Other Compensation	Total
Henry Fong Chief Executive Officer & President	2009 2008	$120,000 $120,000	- -	- -	- $57,000	- -	$120,000 $177,000

(1)	Based on an accrual of $10,000 per month. During the fiscal year ended July 31, 2009 Mr. Fong received cash compensation of $0 and is owed $166,000.

(2)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended July 31, 2009 and 2008, in accordance with SFAS 123(4) of stock option awards.  Assumptions used in calculating these amounts are included in Note 6 to our audited financial statements for the fiscal year ended July 31, 2009, which are included elsewhere in this report.

(o)           Narrative disclosure to summary compensation table.

There are no written agreements with respect to the employment of any of our executive officers including Mr. Fong.

In August 2007, the Board of Directors approved a bonus plan for Mr. Fong through which Mr. Fong is to be paid an annual bonus equal to 2.5% of the increase in market capitalization for the Company’s common stock.  There was no bonus accrued or paid for the fiscal years ended July 31, 2009 or 2008.

On November 27, 2007, the Board of Directors granted 1,000,000 options to purchase shares of common stock under our 2007 Stock Option Plan (the “2007 Plan”) to Mr. Fong.  The options granted have an exercise price of $0.07 per share (the market price of our common stock on the date of the grant) and expire November 27, 2017.  These options were valued using the Black-Scholes option pricing model and determined to have a value of $57,000, which amounts are included as “Option Awards” in the Summary Compensation Table for the fiscal year ended July 31, 2008.  No such awards were granted during the fiscal year ended July 31, 2009.

Beginning in July 2007, our board of directors authorized a management fee of $10,000 per month for Mr. Fong.  This amount is accrued and paid as cash flow permits.  As of July 31, 2009, Mr. Fong was owed $166,000 in accrued but unpaid management fees.

(p)           Outstanding equity awards at fiscal year end table.

The following table sets forth information regarding each unexercised option and non-vested stock award held by each of our named executive officers as of July 31, 2009.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry Fong	1,000,000	-	$0.07	11/27/2012
	642,857	-	$0.10	7/28/2010

(q)           Additional narrative disclosure.

We currently have no retirement plans or similar benefits for our officers.  We also have no contracts or agreements with our officers for payments that may result neither from their resignation, retirement, or other termination, nor in the event of a change in control.

(r)           Compensation of directors.

We do not pay fees to our directors for attendance at meetings of the board; however, we may adopt a policy of making such payments in the future.  We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

On November 27, 2007, the Board of Directors granted 1,000,000 options to purchase shares of common stock under our 2007 Stock Option Plan (the “2007 Plan”) to each of our independent directors Messrs. King, Perkins and Dahl.  The options granted have an exercise price of $0.07 per share (the market price of our common stock on the date of the grant) and expire November 27, 2017.  These options were valued using the Black-Scholes option pricing model and determined to have a value of $171,000, or $57,000 per director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(d)           Securities authorized for issuance under equity compensation plans.

We have the following securities authorized for issuance under our equity compensation plans as of July 31, 2009.  This includes our 2002 Stock Option Plan, covering up to 1,000,000 shares of our common stock, our 2003 Stock Option Plan covering up to 2,500,000 shares of our common stock and our 2007 Stock Option Plan covering up to 18,000,000 shares of our common stock.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	6,500,000	$0.07	15,000,000
Total	6,500,000	$0.07	15,000,000

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

(a)           Security ownership of certain beneficial owners.
(b)           Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of November 11, 2009 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Number of shares of Preferred Stock Beneficially Owned	Percent of Common Stock (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock (1)
Henry Fong 319 Clematis Street – Ste 703 West Palm Beach, FL 33401	323,652 (2)	74.0%	27,559,553 (3)	9.0%
Stephen D. King 900 IDS Center 80 South 8th Street, Minneapolis, MN 55402			4,000,000 (4)	1.3%
Richard W. Perkins 730 E Lake Street Wayzata, MN 55391			31,367,406 (5)	10.3%
Christopher T. Dahl 5404 Intercachen Blvd Edina, MN 55436			5,424,241 (6)	1.8%
All Executive Officers and Directors as a Group (5 persons)	323,652 74.0%		71,681,750 (7)	22.5%
Wayne W. Mills 2125 Hollybush Rd Medina, MN 55340			18,160,595 (8)	6.0%
Gulfstream Financial Partners 319 Clematis Street – Ste. 703 West Palm Beach, FL 33401	36,110 (9) 8.25%		18,059,614 (9)	6.0%
Barry Hollander 319 Clematis Street, Suite 703 West Palm Beach, FL 33401			3,330,550 (10)	1.1%
__________

(1)	As of October 31, 2009, 301,617,837 shares of our common stock and 437,240 of our preferred stock were outstanding.
(2)
Includes (i) 36,110 shares of preferred stock held by a partnership in which Mr. Fong is a partner, (ii) 164,473 shares of preferred stock held by a corporation in which Mr. Fong is an 80% shareholder, (iii) 123,069 shares of preferred stock held by another corporation in which Mr. Fong is an 80% shareholder.

(3)
In addition to 1,692,591 shares of common stock and warrants to purchase 642,857 shares of common stock owned directly by Mr. Fong, this includes: (i) 3,000,000 shares underlying options granted under our 2007 Stock Option Plan; (ii)  17,930,650 shares of common stock and warrants to purchase 128,964 shares of common stock owned by Gulfstream Financial Partners, of which Mr. Fong is the sole partner (which is separately identified in this stockholder table); (iii) 587,400 shares of common stock and warrants to purchase 587,400 shares of common stock owned by a corporation in which Mr. Fong is an officer and director; (iv) 439,533 shares of common stock and warrants to purchase 439,533 shares of common stock held by another corporation in which Mr. Fong is an 80% shareholder; and (v) 2,000,000 shares owned by Mr. Fong’s children.

(4)	Consists of warrants to purchase 1,000,000 shares of the Company’s common stock and 3,000,000 shares underlying options granted under our 2007 Stock Option Plan.
(5)
In addition to 1,000,000 shares of common stock held directly by Mr. Perkins, this includes: (i) 3,000,000 shares underlying options granted under our 2007 Stock Option Plan; (ii) 1,500,000 shares of common stock and warrants to purchase 625,000 shares of common stock held by a limited partnership of which Mr. Perkins is the general partner; (iii) 1,000,000 shares owned by a Corporation in which Mr. Perkins is a principal and stockholder; and (iv) 24,242,406 shares of common stock held by Richard W. Perkins Trust U/A 6/14/78 FBO Richard W. Perkins.

(6)	In addition to 2,424,421 shares owned personally by Mr. Dahl, this includes 3,000,000 shares underlying options granted under our 2007 Stock Option Plan.
(7)	Includes 13,400,000 shares underlying options granted under our 2007 Stock Option Plan, and warrants to purchase 3,745,183 shares of our common stock.
(8)
Includes (i) 4,863,632 shares of common stock held directly by Mr. Mills, (ii) 3,000,000 shares and warrants to purchase 600,000 shares of common stock each held by a limited liability company of which Mr. Mills is the sole member, and (iii) 9,696,963 shares held by limited liability company of which Mr. Mills holds 50% of the membership interest.

(9)	Mr. Fong, our President, Chief Executive Officer and Director, is a partner of Gulfstream Financial Partners. Includes warrants to purchase 128,964 shares of our common stock.
(10) Includes warrants to purchase 321,429 shares of common stock and 1,400,000 shares underlying options granted under our 2007 Stock Option Plan.

 (c)           Changes in control.

We are not aware of any arrangements that could result in a change in control of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)           Transactions with related persons.

During the fiscal year ended July 31, 2009, we issued promissory notes totaling $33,500 to Henry Fong, our President and Chief Executive Officer.  We also converted $30,739 of principal and $1,274 of accrued interest due Mr. Fong to 6,437,874 shares of common stock, at a conversion price of $0.0049725 per share. We owe Mr. Fong a principal balance of $5,500 with accrued interest of $568 at July 31, 2009.  The remaining balance outstanding carries an interest rate of 10% and is due on demand.

During the fiscal year ended July 31, 2009, we issued promissory notes totaling $69,850 to corporations controlled by Henry Fong, our President and Chief Executive Officer, and repaid $4,409 of notes.  We also converted $42,393 of principal and $2,099 of accrued interest due the corporations to 8,947,596 shares of common stock, at a conversion price of $0.0049725 per share.  As of July 31, 2009, we owed the corporations $33,941 in principal and accrued interest of $1,737.  The remaining balances on these notes carry an interest rate of 10% and are due on demand.

During the fiscal year ended July 31, 2009 we issued a promissory note with a stated interest rate of 8% per annum in the amount of $17,500, to Richard Perkins, a director of the Company. This amount remains outstanding at July 31, 2009 as well as accrued and unpaid interest of $1,028. The note is due on demand and at the option of the lender, the principal and any accrued and unpaid interest may be converted to shares of common stock of the Company at $0.01 per share. In addition we owe a limited partnership of which corporation controlled by Mr. Perkins is the in the form of a convertible promissory note $125,000 as of July 31, 2009 as well as accrued and unpaid interest of $25,513.The note may be converted at a fifteen percent (15%) discount to the price of any offering the Company does that raises a minimum of $500,000. This note is due December 31. 2010.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

RR Hawkins & Associates, International (f/ka/ Hawkins Accounting, Inc.) served as our certifying accountant for the fiscal years ended July 31, 2009 and 2008.

 Fiscal Year ended July 31, 2009

Audit Fees

Fees for audit services billed for the fiscal year ended July 31, 2009 were $40,500 and consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregated fees  billed in the fiscal year ended July 31, 2009 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed in the fiscal year ended July 31, 2009 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed in the fiscal year ended July 31, 2009 for any other service provided by Hawkins accounting.

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

ITEM 15.    EXHIBITS

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

CHINA NUVO SOLAR ENERGY, INC.
(Registrant)

Date: December 15, 2009	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer

By: /s/ Barry S. Hollander
Barry S. Hollander
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 15, 2009	/s/ Henry Fong
Henry Fong
Director

Date: December 15, 2009	/s/ Stephen D. King
Stephen D. King
Director

Date: December 15, 2009	/s/ Richard W. Perkins
Richard W. Perkins
Director

Date: December 15, 2009	/s/ Christopher T. Dahl
Christopher T. Dahl
Director

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED JULY 31, 2009 AND 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated financial statements:

Consolidated balance sheet	F-3

Consolidated statements of operations	F-4

Consolidated statement of changes in stockholders' deficit and other comprehensive income	F-5

Consolidated statements of cash flows	F-6 – F-7

Notes to consolidated financial statements	F-8 – F24

R.R. Hawkins & Associates International, a Professional Service Corporation

Board of Directors
China Nuvo Solar Energy, Inc.
West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of China Nuvo Solar Energy, Inc. as of July 31, 2009, the related statements of operations, stockholders’ equity and cash flows for the years ending July 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedule of accounts receivable is free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedule of accounts receivable.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Nuvo Solar Energy, Inc. as of July 31, 2009, the results of operations and its cash flows for the year ended July 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, PSC
December 14, 2009
Los Angeles, CA

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY Consolidated Balance Sheet For the Years Ended July 31, 2009 and 2008

Assets

	2009	2008
Current Assets
Cash	$304	$942
Notes and interest receivable, related parties	36,276	53,649
Prepaid expenses and other current assets	—	53,400

Total current assets	36,580	107,991

Fixed assets, less accumulated depreciation of $11,872 (2009)
and $10,312 (2008)	2,336	3,896
Solar intellectual property, less accumulated depreciation of
$ 80,165 (2009) and $54,166 (2008)	359,735	345,834
Debt issuance costs	59,204	108,199

Total assets	$457,855	$565,920

Liabilities and Shareholders’ Deficit

Current liabilities:
Accrued liabilities, related parties	$682,242	$527,239
Accounts payable and accrued expenses	352,588	307,783
Derivative liability convertible debentures	572,334	572,238
Notes payable	175,144	175,644
Notes payable, related party	245,296	164,932

Total current liabilities	2,027,604	1,747,836

Long-term liabilities:
Convertible debentures payable, net	172,904	101,134

Total liabilities	2,200,508	1,848,970

Shareholders’ deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
437,241 (2009) and 535,891 (2008) shares issued and outstanding	437,241	535,891
Common stock, $.001 par value, 475,000,00 shares authorized;
284,951,179 issued and outstanding (2009) and 204,676,437 (2008)	284,951	204,676
Minority interest	(135,688)	(61,286)
Deferred compensation	-	(133,333)
Additional paid-in capital	8,358,351	8,071,460
Retained earnings	(10,687,508)	(9,900,458)

Total shareholders' deficit	(1,742,653)	(1,283,050)

Total liabilities and shareholders' deficit	$457,855	$565,920

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY Consolidated Statements of Operations For the Years Ended July 31, 2009 and 2008

			From Inception
			April 16, 2006-
	2009	2008	July 31, 2009

Revenues:
Revenues	$3,166	$6,600	$9,766
Cost of revenues		-

Gross profit	3,166	6,600	9,766

Operating costs and expenses:
Selling, general and administrative
Bonus, related party		-	275,561
Consulting fees	66,109	149,750	331,859
Management fees, related parties	180,750	298,750	545,000
Stock compensation cost	157,708	572,010	729,718
Legal and accounting	47,533	86,992	181,072
Other	68,068	183,016	296,235

Total operating costs and expenses	520,168	1,290,518	2,359,445

Operating loss	(517,002)	(1,283,918)	(2,349,679)

Other (expenses) income
Interest expense, related parties	(24,382)	(28,518)	(60,235)
Interest expense, other	(321,947)	(340,153)	(666,234)
Interest income, related parties	1,975	2,657	4,632
Minority interest	74,402	61,286	135,688
mpairment of goodwill			(8,000,000)
Derivative liability expense	(96)	278,417	258,380

Total other income (expenses)	(270,048)	(26,311)	(8,327,769)

Net (loss) income	$(787,050)	$(1,310,229)	(10,677,448)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	215,342,414	200,777,284

See accompanying notes to financial statements

	Common stock		Additional paid-in	Deferred			Accumulated	Total stockholders'
	Shares	Amount	capital	compensation	Minority interest	Preferred stock	(deficit) equity	deficit

Balance at August 1, 2007	193,552,462	$193,552	$6,474,764	$-	$-	$535,891	$(8,590,229)	$(1,386,022)

Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448					326,922

Issuance of shares for services	1,650,000	1,650	350,850	(235,000)				117,500

Amortization of deferred compensation			0	101,667				101,667

Issuance of options and warrants			328,375					328,375

Issuance of shares pursuant to conversion of notes and interest payable	1,000,000	1,000	99,000					100,000

Issuance of shares for purchased technology	2,000,000	2,000	148,000					150,000

Sale of subsidiary common stock			50,000					50,000

Issuance of shares of subsidiary common stock for notes and
and interest payable, related parties			300,023		(61,286)			238,737

Net loss							(1,310,229)	(1,310,229)

Balances, July 31, 2008	204,676,437	204,676	8,071,460	(133,333)	(61,286)	535,891	(9,900,458)	(1,283,050)

Issuance of shares upon conversion of subordinated
debentures and accrued interest	41,904,256	41,904	142,732					184,636

Issuance of shares upon conversion of notes payable, related and
accrued interest payable, related	15,385,470	15,385	61,119					76,504

Issuance of shares upon conversion of accounts payable, related	1,287,692	1,288	6,087					7,375

Issuance of common stock upon mandatory conversion of
preferred stock	21,697,324	21,697	76,953			(98,650)		0

Amortization of deferred compensation				133,333				133,333

Minority interest					(74,402)			(74,402)

Net loss							(787,050)	(787,050)
	284,951,179	$284,951	$8,358,351	$-	$(135,688)	$437,241	$(10,687,508)	$(1,742,653)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
For the Years Ended July 31, 2009 and 2008

			From Inception
			April 16, 2006-
	2009	2008	July 31, 2009

Cash flows from operating activities:
Net income (loss)	$(787,050)	$(1,310,229)	$(10,665,244)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:	-	-	(1,519,381)
Loss on impairment	-	-	8,000,000
Decrease in derivative liability	96	(278,417)	(262,666)
Change in minority interest	(74,402)	(61,286)	(135,688)
Amortization of discount on debentures payable	252,770	245,984	706,872
Amortization of debt issuance costs	24,620	50,858	95,961
Common stock and warrant based compensation	157,708	572,010	1,161,307
Depreciation	1,560	1,582	5,435
Amortization of intellectual property	26,000	25,000	80,166
Change in operating assets and liabilities:			302,115
Decrease (increase) in prepaid expenses and other current assets	53,400	(7,400)	12,917
(Increase) in notes and interest receivable	(1,975)	(2,657)	(32,324)
Increase in accounts payable and accrued expenses	55,816	103,989	249,345
Increase in amounts due to related parties	158,375	107,264	729,466
Net cash used in operating activities	(133,082)	(553,302)	(1,271,719)

Cash flows from investing activities:
Purchase of property and equipment	(39,900)	(3,501)	(293,401)

Net cash used in investing activities	(39,900)	(3,501)	(293,401)

Cash flows from financing activities:
Proceeds from sale of common stock		-	687,500
Proceeds from issuance of third party notes payable	-	164,000	521,000
Proceeds from debentures payable	-	505,000	505,000
Proceeds from sale of subsidiary common stock		50,000	50,000
Proceeds from payments received on notes receivable, related parties	19,848	-	19,848
Placement fees paid	-	(75,650)	(75,650)
Proceeds from advances and loans from related parties	157,405	49,285	541,483
Payment of related party notes payable	(4,409)	(90,017)	(474,777)
Payment to related party for notes receivable	(500)	(23,300)	(23,800)
Payment of notes payable	-	(54,588)	(220,354)
(Decrease) increase in bank overdraft	-	(9)	0
Net cash provided by financing activities	172,344	524,721	1,530,250

Net increase (decrease) in cash and cash equivalents	(638)	(32,082)	(34,870)

Continued

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows (Continued)
For the Years Ended July 31, 2009 and 2008

			From Inception
			April 16, 2006-
	2009	2008	July 31, 2009

Cash and cash equivalents, beginning of period	942	33,024	35,174

Cash and cash equivalents, end of period	$304	$942	$304

Supplemental disclosures of cash flow information:		-
Cash paid during the year for interest	$17,571	$75,968	$98,340
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable,
subordinated debentures and services	$268,515	$872,797	$3,133,055
Fair value of subsidiary common stock issued for notes and
interest payable	$-	$300,023	$300,023
Common stock issued in connection with merger			$133,333

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2009 AND 2008

1.	Organization, basis of presentation and summary of significant accounting policies:

Organization

China Nuvo Solar Energy, Inc. (the “Company”), was formerly known as Interactive Games, Inc., a Nevada Corporation ( "Interactive").

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

Immediately prior to the effective time of the Share Exchange, Nuvo had outstanding 5,500,000 shares of its common stock (“Nuvo Common Stock”) and no shares of preferred stock.  In accordance with the Share Exchange Agreement, each share of Nuvo Common Stock was acquired by us in exchange for approximately 24.24 shares of our common stock for a total of 133,333,255 shares issued.  Accordingly, after giving effect to the Share Exchange, the Company had approximately 189,915,355 shares of Common Stock outstanding immediately following the transaction.  The shares issued were valued at approximately $8 million or $.06 per share (the market price of the common stock on the date of issuance).  The Company allocated the value of the shares to goodwill as the fair value of the liabilities assumed exceeded the fair value of the assets acquired. Management has determined that as of July 31, 2007 the goodwill amount of $8 million was impaired and recorded the write down of goodwill for the year ending July 31, 2007.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2009 AND 2008

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

Nuvo was formed on April 13, 2006 for the purpose of seeking a business opportunity in the alternate energy or “next-generation energy" sector. This industry sector encompasses non-hydro carbon based energy production and renewable energy technologies that are “net-zero" or emissions free.

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

THE YEARS ENDED JULY 31, 2009 AND 2008

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Organization (continued)

Pursuant to the terms of the Agreement, the Company will pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of the Company’s common stock upon the satisfactory completion of certain milestone accomplishments in the Agreement, of which 500,000 shares of common stock were issued upon the execution of the Agreement.  The Company valued the shares at $0.07 per share (the market price of the common stock on the date the parties agreed to the number of shares to be issued) and recorded $35,000 as stock compensation for the year ended July 31, 2008. PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing. In May of 2008, the Chengdu region of China experienced a catastrophic earthquake.  As a result of this earthquake and the after effects including significant problems with the delivery of electricity, PMI originally suspended and has now discontinued their development work on our behalf. There has been no significant progress on product development and we continue to explore alternative avenues for development of our technology. We have suspended paying the $2,500 monthly fee.

The future milestones and potential shares that may be issued if we decide to continue the project with PMI are as follows:

Hiring of staff and readying of equipment	500,000
Demonstration of working single-junction solar cell with efficiency greater than 4%	500,000
Demonstration of working single-junction or multiple junction cell with efficiency greater than 10%	2,500,000

None of the above have been met as November 11, 2009.

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

THE YEARS ENDED JULY 31, 2009 AND 2008

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,991,000 at July 31, 2009. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future. The debt financing may include loans from our officers and directors.  Although our balance sheet includes current liabilities of approximately $2,028,000, a portion of this amount are in the form of a derivative liability of $572,334 and convertible notes of $300,000 (of which $125,000 is a related party).  These amounts, plus other related party loans of approximately $120,000 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company.

As part of our initial planned operations, our main focus was to be the development of a viable manufacturing process for our technology.  As discussed above we initially planned that our arrangement with PMI would provide us with the facilities and expertise in China necessary to develop a pilot manufacturing process and eventually, a full manufacturing facility assuming the pilot process is successful.  Since this has not been successful we are continuing to develop our business plan. We do not intend to enter into any additional direct development of our technology.   Rather, we plan to become an incubator of the solar technology we currently own and technology that we may acquire in the future. We currently do not have any agreements to acquire any additional technology.  In order to acquire additional technology we would either have to raise additional money through equity or debt financing or in the alternative issue shares of our common stock. We intend to study the feasibility of sub-licensing or entering into other types of agreements with third parties, whereby the third party will compensate us by paying a license fee and subsequent royalties.  The compensation may be in the form of cash or in the licensee’s common stock.  Through our established relationships we plan to focus on the identification, acquisition and potential license or resale of renewable and alternative energy technologies.

We will require additional capital to fund any additional acquisitions of any technology as   well as for general corporate working capital to fund our day-to-day operations and costs associated with being a publicly-traded company.  This amount does not include any amounts which may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of debt financing, which may include debt instruments that may include loans from our officers or directors, or the sale of our equity securities in private placements or other equity offerings or instruments.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2009 AND 2008

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Basis of presentation

The consolidated financial statements for the year ending July 31, 2009 and 2008 include the accounts of the Company and our majority owned subsidiary Interactive Entertainment Group, Inc, (f/k/a/ Interactive Games, Inc.) a Florida Corporation (“IGAM”) and and our wholly owned subsidiary Nuvo.  All of the intercompany accounts have been eliminated in consolidation.  Certain reclassifications to amounts reported in the July 31, 2008 consolidated financial statements have been made to conform to the July 31, 2009 presentation.

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

THE YEARS ENDED JULY 31, 2009 AND 2008

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  The Company did not issue any stock options during the years ended July 31, 2007.  On November 27, 2007, the Company granted options to purchase 6,500,000 shares of common stock of which 5,000,000 options to purchase shares of common stock were to directors and officers.  The options have an exercise price of $0.07 per share and expire in November 2017.  There are 13,037,107 stock options and warrants outstanding at July 31, 2009.

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

THE YEARS ENDED JULY 31, 2009 AND 2008

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at July 31, 2009 and 2008 were 197,272,401 and 83,247,891 , respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

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

THE YEARS ENDED JULY 31, 2009 AND 2008

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

THE YEARS ENDED JULY 31, 2009 AND 2008

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

2.	Notes and interest receivable, related parties:

Notes and interest receivable, related parties at July 31, 2009 and 2008 are as follows:

	2009	2008

Due from VP Development	$31,300	$31,300
Due from Inhibiton, Inc.	-	16,500
Due from E2000, Inc.	2,500	2,000
Interest on above amounts	2,476	3,849

	$36,276	$53,649

3.	Solar Intellectual Property

Solar intellectual property at July 31, 2009 and 2008 are as follows:

	2009	2008
License for solar cell technology	$250,000	$250,000
Patents for solar cell technology	189,900	150,000
Accumulated amortization	(80,165)	(54,166)
	$359,735	$345,834

Amortization expense for the years ended July 31, 2009 and 2008 was $26,000 and $25,000, respectively.

Expected amortization costs for each of the next five fiscal years are as follows:

July 31, 2010	$40,000
July 31, 2011	$40,000
July 31, 2012	$40,000
July 31, 2013	$40,000
July 31, 2014	$40,000

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2009 AND 2008

4.	Accrued liabilities, related parties:

Accrued liabilities, related parties at July 31, 2009 and 2008 are as follows:

	2009	2008

Officer bonus	$275,561	$275,561
Management fees	372,100	237,000
Accrued interest	34,581	14,678

	$682,242	$527,239

5.	Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions.  As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in Debentures under the Purchase Agreement.  We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes.  For the year ended July 31, 2008, debt issuance costs were $50,859. The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture.  During the year ended July 31, 2008, the Holders converted$299,125 of the 2006 Debentures to 6,079,573 shares of common stock at an average conversion price of approximately $0.049 per share.  At July 31, 2009 and 2008 the remaining face amount of the 2006 Debentures is $0.

On October 21, 2007 the Board of Director of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  During the year ended July 31, 2008, the Company executed a Securities Purchase Agreement with various accredited investors, whereby the Company sold in the aggregate $505,000 of the 2007 Debentures.  We received net proceeds of $429,350 after $75,650 of debt issuance costs (included in the accompanying balance sheet), paid to Divine, who acted as our placement agent.  The debt issuance costs will be amortized as debt issuance costs over the three year term of the 2007 Debentures.  The terms and conditions of the 2007 Debentures are the same as the 2006 Debentures.  Accordingly, fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.  The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $219,878.  Based on the revaluation of the 2007 Debentures at July 31, 2009, the Company recorded a credit to expense of $96 and decreased the derivative liability on the balance sheet by $96.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2009 AND 2008

5.	Convertible debentures payable (continued):

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

(i)	If fewer than all outstanding Debentures are to be redeemed, then all Debentures shall be partially redeemed on a pro rata basis.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2009 AND 2008

5.	Convertible debentures payable (continued):

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2009 AND 2008

5.	Convertible debentures payable (continued):

The following table summarizes the balance sheet amounts as of July 31, 2009, as well as the amounts included in the consolidated statement of operations for the year ended July 31, 2009.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$35,296	$572,334	$324,000	$151,096

Operating Statement

Debentures	Debt issuance costs expenses	Increase (decrease) in derivative liability

2007	$24,620	$96

The initial beneficial conversion feature (embedded derivative) was calculated as if the debentures were converted on their initial issue date per the terms of the Purchase Agreement.  Those terms allowed for a conversion price equal to 75% of the lowest closing bid price per share as reported by Bloomberg, L.P. of the Company’s common stock for the twenty days immediately preceding the date of conversion.

The following amounts were recorded for the 2006 debentures:

		1	2
A)	Date	4/24/06	5/31/06
B)	Face value	$305,000	$80,000
C)	Stock price	$0.08	$0.07
D)	Lowest 20 day stock price	$0.059	$0.06
E)	75%	$0.04425	$0.045
F)	Potential shares (line b÷e)	6,892,655	1,777,778
G)	Black-Scholes value per share	$0.055	$0.046
H)	Derivative liability	$379,096	$81,178

The initial total derivative liability initially recorded was $460,274.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2009 AND 2008

5.      Convertible debentures payable (continued):

The following amounts were recorded for the 2007 debentures:

	1	2	3	4	5	6
A)	10/28/07	12/10/07	1/8/08	2/8/08	4/30/08	6/10/08
B)	$240,000	$80,000	$50,000	$55,000	$40,000	$40,000
C)	$0.08	$0.165	$0.115	$0.11	$0.04	$0.02
D)	$0.07	$0.068	$0.115	$0.1025	$0.04	$0.015
E)	$0.0525	$0.051	$0.08625	$0.076875	$0.03	$0.01125
F)	4,571,429	1,568,627	579,710	715,447	1,333,333	3,555,556
G)	$0.056	$0.145	$0.095	$0.087	$0.033	$0.02
H)	$256,000	$227,451	$55,072	$62,244	$44,000	$71,111

The initial total derivative liability recorded was $715,878.

6.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at July 31, 2009 and 2008 consist of the following:

	2009	2008

Notes payable	$175,144	$175,644
Notes payable, related parties [A]	245,296	164,932
Convertible debentures, net of discount of $151,096 (2009) and $403,866 (2008)	172,904	101,134
	$593,344	$441,710

Less current portion	420,440	340,576

Long-term debt, net of current portion	$172,904	$101,134

[A]	The following table summarizes the activity of notes payable, related parties for the year ended July 31, 2009:

Balance, August 1, 2008	$164,932

Converted to common stock	(73,132)
Reclassification	500
Issuance of new notes	157,405
Repayment of notes	(4,409)

Balance, July 31, 2009	$245,296

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2009 AND 2008

7.	Stockholders’ deficit:

Common stock

On September 29, 2008, the Company issued 2,000,000 shares of its common stock upon the conversion of $22,500 of convertible debentures. The shares were converted at $0.01125 per share.

On February 6, 2009, the Company issued 3,030,301 shares of its common stock upon the conversion of $15,000 of convertible debentures. The shares were converted at $0.00495 per share.

On March 13, 2009 the Company issued 4,999,998 shares of its common stock upon the conversion of $15,000 of convertible debentures. The shares were converted at $0.003 per share.

On April 14 and 15, 2009 the Company issued in the aggregate 6,999,998 shares of its common stock upon the conversion of $21,000 of convertible debentures. The shares were converted at $0.003 per share.

On May 4, 2009, the Company issued 6,357,666 shares of its common stock upon the conversion of $17,500 of convertible debentures and $1,573 of accrued interest.  The shares were converted at $0.003 per share.

On June 5, 2009 the Company issued 7,092,195 shares of its common stock upon the conversion of $25,000 of convertible debentures. The shares were converted at $0.003525 per share.

On July 27, 2009 the Company issued 21,697,324 shares of its common stock upon the two year mandatory conversion of the Company’s preferred stock of $98,650 (the “Stated Value”). Per the terms of the Certificate of Designation, the preferred stock converted at the result of the Stated Value multiplied by 120%, divided by the average of the closing price for the twenty (20) days prior to the conversion multiplied by seventy five percent (75%).  This conversion represents only a portion of the preferred stock outstanding.  The remaining amount of preferred stock outstanding at July 31, 2009 is $437,241 and the holders of those shares and the Company have agreed to extend the mandatory conversion period for one additional year to July 27, 2010.

On July 30 and 31, 2009, the Company issued in the aggregate 10,424,089 shares of its common stock upon the conversion of $42,500 of convertible debentures and $2,063 of accrued interest. The shares were converted at $0.004275 per share.

Also on July 31, 2009 the Company issued in the aggregate 16,673,152 shares of its common stock upon the conversion of $7,375 of accrued expenses related party, $73,132 and $3,372 of related party notes payable and accrued interest thereon.  The debt was converted at an average price of approximately $.005 per share.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2009 AND 2008

7.	Stockholders’ deficit (continued):

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 and 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the Company’s common stock. As of July 31, 2009 there were 6,500,000 options to purchase the Company’s common stock outstanding under the 2007 Stock Option Plan.

A summary of the activity of the Company’s outstanding options and warrants during fiscal 2009 and 2008 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2007	8,812,107	$0.13
Granted	6,875,000	0.07
Exercised	-	-
Expired	-	-
Outstanding and exercisable at
July 31, 2008	15,687,107	$0.10

Granted	-	-
Exercised	-	-
Expired	2,650,000	0.20
Outstanding and exercisable at
July 31, 2009	13,037,107	$0.09

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 0.05	300,000	0.02	$ 0.05
0.07 - 0.10	11,737,107	4.55	0.083
0.12	1,000,000	0.18	0.12

The fair value of options granted to purchase our common stock were estimated on the date of the grant using the Black-Scholes Option Pricing Model with the following assumptions:

July 31, 2008
Expected dividend yield	0%
Expected stock price volatility	197% - 253%
Risk free interest rate	4% - 4.72%
Expected life of options	2 -3 years

The weighted average remaining contractual life of the terms of the warrants and options is 2.1 years.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2009 AND 2008

8.      Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of July 31, 2009, are as follows:

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

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2009 and 2008, respectively, is as follows:

	2008	2007

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

8.      Subsequent Events:

In August 2009, the Board of Directors of the Company granted options to purchase 10,000,000 shares of common stock of the Company, of which 9,800,000 were granted to Officers and directors of the Company.  All of the options granted have a exercise price of $0.01 and expire on the ten year anniversary of the grant.  All of the options were granted under the 2007 stock option plan.