Form 10-Q
period 2009-10-31
CHINA NUVO SOLAR ENERGY INC
filed 2009-12-21
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended October 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

CHINA NUVO SOLAR ENERGY, INC.
(Name of small business issuer as specified in its charter)

Nevada	87-0567853
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at December 19, 2009 was 301,617,846.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	October 31,2009	July 31,2009
	(Unaudited)	(Audited)
Current Assets
Cash	$369	$304
Notes and interest receivable, related parties	36,276	36,276
Prepaid expenses and other current assets	—	-

Total current assets	36,645	36,580

Fixed assets, less accumulated depreciation of $12,458 (October)
and $11,872 (July)	1,750	2,336
Solar intellectual property, less accumulated depreciation of
$ 86,748 (October) and $80,165 (July)	353,152	359,735
Debt issuance costs	47,402	59,204

Total assets	$438,949	$457,855

Liabilities and Shareholders’ Deficit

Current liabilities:
Bank overdraft	$8	$-
Accrued liabilities, related parties	710,566	682,242
Accounts payable and accrued expenses	361,072	352,588
Derivative liability convertible debentures	292,334	572,334
Notes payable	176,344	175,144
Notes payable, related party	287,781	245,296

Total current liabilities	1,828,105	2,027,604

Long-term liabilities:
Convertible debentures payable, net	154,621	172,904

Total liabilities	1,982,726	2,200,508

Shareholders’ deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
437,241 shares issued and outstanding	437,241	437,241
Common stock, $.001 par value, 475,000,00 shares authorized;
301,617,846 issued and outstanding (October) and 284,951,179 (July)	301,617	284,951
Minority interest	(136,054)	(135,688)
Deferred compensation	-	—
Additional paid-in capital	8,622,240	8,358,351
Retained earnings	(10,768,820)	(10,687,508)

Total shareholders' deficit	(1,543,777)	(1,742,653)

Total liabilities and shareholders' deficit	$438,949	$457,855

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Operations
For the Three Months Ended October 31, 2009 and 2008

			From Inception
			April 16, 2006-
	2009	2008	October 31, 2009

Revenues:
Revenues	$-	$1,599	$9,766
Cost of revenues		-

Gross profit	-	1,599	9,766

Operating costs and expenses:
Selling, general and administrative
Bonus, related party		-	275,561
Consulting fees	-	18,300	331,859
Management and consulting fees, related parties	48,000	39,000	593,000
Stock compensation cost	106,094	56,094	835,812
Legal and accounting	8,070	9,500	189,142
Other	16,001	29,432	312,236

Total operating costs and expenses	178,165	152,326	2,537,610

Operating loss	(178,165)	(150,727)	(2,527,844)

Other (expenses) income
Interest expense, related parties	(6,723)	(4,736)	(66,958)
Interest expense, other	(61,381)	(57,733)	(727,615)
Interest income, related parties	147	668	4,779
Minority interest	366	29,802	136,054
Impairment of goodwill		-	(8,000,000)
Derivative liability expense	164,444	(29,262)	422,824

Total other income (expenses)	96,853	(61,261)	(8,230,916)

Net (loss) income	$(81,312)	$(211,988)	(10,758,760)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	291,803,022	205,379,734

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Shareholders' Deficit
For the Three Months Ended October 31, 2009

			Additional					Total
	Common stock		paid-in	Deferred			Accumulated	stockholders'
	Shares	Amount	capital	compensation	Minority interest	Preferred stock	(deficit) equity	deficit

Balance at August 1, 2009	284,951,179	$284,951	$8,358,351	$-	$(135,688)	$437,241	$(10,687,508)	$(1,742,653)

	16,666,667	116,666	163,889					280,555
Issuance of shares upon conversion of subordinated debentures

Net loss							(81,312)	(81,312)

Balances, October 31, 2009	301,617,846	401,617	8,522,240	-	(135,688)	437,241	(10,768,820)	(1,543,410)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
Consolidated CondensedStatement of Cash Flows
For the Three Months Ended October 31, 2009 and 2008

			From Inception
			April 16, 2006-
	2009	2008	October 31, 2009

Cash flows from operating activities:
Net income (loss)	$(81,312)	$(211,988)	$(10,746,556)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:			(1,519,381)
Loss on impairment			8,000,000
Decrease in derivative liability	(164,444)	29,262	(427,110)
Change in minority interest	(366)	(29,802)	(136,054)
Amortization of discount on debentures payable	46,717	39,365	753,589
Amortization of debt issuance costs	5,708	6,304	101,669
Common stock and warrant based compensation	106,094	56,094	1,267,401
Depreciation	586	687	6,021
Amortization of intellectual property	6,583	6,250	86,749
Change in operating assets and liabilities:			302,115
Decrease (increase) in prepaid expenses and other current assets	-	18,400	12,917
(Increase) in notes and interest receivable	-	(668)	(32,324)
Increase in accounts payable and accrued expenses	8,482	12,207	257,827
Increase in amounts due to related parties	28,324	31,339	757,790
Net cash used in operating activities	(43,628)	(42,550)	(1,315,347)

Cash flows from investing activities:
Purchase of property and equipment	0	-	(293,401)

Net cash used in investing activities	-	-	(293,401)

Cash flows from financing activities:
Proceeds from sale of common stock		-	687,500
Proceeds from issuance of third party notes payable	50,035	-	571,035
Proceeds from debentures payable	-	-	505,000
Proceeds from sale of subsidiary common stock		-	50,000
Proceeds from payments received on notes receivable, related parties	-	-	19,848
Placement fees paid	-	-	(75,650)
Proceeds from advances and loans from related parties	1,200	43,215	542,683
Payment of related party notes payable	(7,550)	-	(482,327)
Payment to related party for notes receivable	0	-	(23,800)
Payment of notes payable	-	-	(220,354)
Increase in bank overdraft	8	-	8
Net cash provided by financing activities	43,693	43,215	1,573,943

Net increase (decrease) in cash and cash equivalents	65	665	(34,805)

Continued

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
Consolidated CondensedStatement of Cash Flows (Continued)
For the Three Months Ended October 31, 2009 and 2008

			From Inception
			April 16, 2006-
	2009	2008	October 31, 2009

Cash and cash equivalents, beginning of period	304	942	35,174

Cash and cash equivalents, end of period	$369	$1,607	$369

Supplemental disclosures of cash flow information:		-
Cash paid during the year for interest	$988	$13	$99,328
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable,
subordinated debentures and services	$65,000	$22,500	$3,198,055
Fair value of subsidiary common stock issued for notes and
interest payable	$-	$300,023	$300,023
Common stock issued in connection with merger			$133,333

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

1.	Basis of presentation and summary of significant accounting policies:

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at October 31, 2009, the results of operations for the three months ended October 31, 2009 and 2008 and cash flows for the three months ended October 31, 2009 and 2008.  The balance sheet as of July 31, 2009 is derived from the Company’s audited financial statements.

 The consolidated financial statements for the three months ending October 31, 2009 and 2008 include the accounts of the Company and our majority owned subsidiary Interactive Entertainment Group, Inc, (f/k/a/ Interactive Games, Inc.) a Florida Corporation (“IGAM”) and our wholly owned subsidiary Nuvo.  All of the intercompany accounts have been eliminated in consolidation.  Certain reclassifications to amounts reported in the July 31, 2009 consolidated financial statements have been made to conform to the October 31, 2009 presentation.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009, as filed with the SEC.

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

The results of operations for the three months ended October 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2010.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

1.	Basis of presentation and summary of significant accounting policies (continued):

Basis of presentation (continued):

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

In August 2009, the Company granted 10,000,000 options from its 2007 Stock Option Plan (See Note 7) to its officers, directors and employees. Each option has an exercise price of $0.01 per share and expires in August, 2019.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

1.	Basis of presentation and summary of significant accounting policies (continued):

Basis of presentation (continued):

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

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,991,000 and $1,791,000 at July 31, 2009 and October 31, 2009, respectively. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

We will require additional capital to fund the development of our technology as well as for general corporate working capital to fund our day-to-day operations and costs associated with being a publicly-traded company.  This amount does not include any amounts which may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of debt financing, which may include debt instruments that may include loans from our officers or directors, or the sale of our equity securities in private placements or other equity offerings or instruments.

Although our balance sheet includes current liabilities of $1,828,105, a portion of this amount are in the form of a derivative liability of $292,334 and convertible notes of $300,000.  These amounts, plus any accrued and unpaid interest, may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a publicly traded company.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

1.	Basis of presentation and summary of significant accounting policies (continued):

Description of business

DEVELOPMENT STAGE COMPANY

The Company has earned limited revenues from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 (ASC Topic 915). Among the disclosures required by this pronouncement are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Summary of significant accounting policies:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Intellectual property

The Company records intangible assets in accordance with ASC Topic 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets deemed to have indefinite lives are not subject to annual amortization. Intangible assets which have finite lives are amortized on a straight line basis over their remaining useful life; they are also subject to annual impairment reviews.

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

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 605 “Revenue Recognition in Financial Statements”.  This statement established that revenue can be recognized when persuasive evidence of an arrangement exists, the services have been delivered, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

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

Stock-based compensation

Effective January 1, 2006, the Company adopted in accordance with ASC 718, formerly Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  This pronouncement establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. During the three months ended October 31, 2009 the Company granted options to purchase 10,000,000 shares of common stock, of which 9,800,000 were granted to directors and officers.  The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model. The options were fully-vested at the date of the grant and therefore the Company recorded $100,000 of stock based compensation for the three months ended October 31, 2009.  There are 23,037,107 stock options and warrants outstanding as of October 31, 2009.

Fair value of financial instruments

The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of the note payable and due to related parties approximate their fair value based on the Company's incremental borrowing rate.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

1.	Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Income taxes

Income taxes are accounted for in accordance with ASC Topic 740, Accounting for Income Taxes. This proncouncement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some, or all, of the deferred tax asset will not be realized.

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at October 31, 2009 and 2008 were 178,869,040 and 152,108,676, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

Accounting for obligations and instruments potentially settled in the Company’s common stock

In connection with any obligations and instruments potentially to be settled in the Company's stock, the Company accounts for the instruments in accordance with ASC Topic 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's stock.

Under this pronouncement, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

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

Recent accounting pronouncements

In June 2009, the FASB issued SFAS 168 (ASC Topic 105) “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification ("ASC") will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Following SFAS 168 (ASC Topic 105), the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature no included in the Codification will become nonauthoritative.  The Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

In May 2009, the FASB issued SFAS 165 (ASC Topic 855) “Subsequent Events”.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

 In June 2009, the FASB issued SFAS 166 (ASC Topic 810) “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”.  SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This Statement must be applied to transfers occurring on or after the effective date. The adoption of this pronouncement did not have a material impact on the financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

1.	Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In June 2009, the FASB issued SFAS 167 (ASC Topic 810)  “Amendments to FASB Interpretation No. 46(R)”.  SFAS 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

2.	Notes and interest receivable, related parties:

Notes and interest receivable, related parties at October 31, 2009 and July 31, 2009 are as follows:

	October	July

Due from VP Development	$31,300	$31,300
Due from E2000, Inc.	2,500	2,500
Interest on above amounts	2,476	2,476

	$36,276	$36,276

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

2.	Notes and interest receivable, related parties (continued):

Each of the above listed related parties is a related party to the Company through common control.

3.	Solar Intellectual Property:

Solar intellectual property at October 31, 2009 and July 31, 2009 are as follows:

	October	July
License for solar cell technology	$250,000	$250,000
Patents for solar cell technology	189,900	189,000
Accumulated amortization	(86,748)	(80,165)
	$353,152	$359,735

Amortization expense for the three months ended October 31, 2009 and 2008 was $6,583 and $6,250, respectively.

Expected amortization costs for each of the next five fiscal years are as follows:

July 31, 2010	$40,000
July 31, 2011	$40,000
July 31, 2012	$40,000
July 31, 2013	$40,000
July 31, 2014	$40,000

4.	Accrued liabilities, related parties:

Accrued liabilities, related parties at October 31, 2009 and July 31, 2009 are as follows:

	October	July

Officer bonus	$275,561	$275,561
Management fees	394,100	372,100
Accrued interest	39,020	34,581

	$708,681	$682,242

5.	Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures (the “2006 Debentures”) in private transactions.  As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in the 2006 Debentures under the Purchase Agreement.  We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (included in the accompanying balance sheet), which was amortized as debt issuance costs over the three year term of the convertible notes.  As of July 31, 2008 the 2006 Debentures were fully converted into shares of common stock of the Company.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

5.	Convertible debentures payable (continued):

On October 21, 2007 the Board of Director of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  During the year ended July 31, 2008, the Company executed a Securities Purchase Agreement with various accredited investors, whereby the Company sold in the aggregate $505,000 of the 2007 Debentures.  We received net proceeds of $429,350 after $75,650 of debt issuance costs (included in the accompanying balance sheet), paid to Divine, who acted as our placement agent.  The debt issuance costs will be amortized as debt issuance costs over the three year term of the 2007 Debentures.  The terms and conditions of the 2007 Debentures are the same as the 2006 Debentures.  Accordingly, fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.  The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $210,878.  Based on the revaluation of the 2007 Debentures at October 31, 2009, the Company recorded a credit to expense of $164,444 and decreased the derivative liability on the balance sheet by $164,444 for the three months ended October 31, 2009.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

5.	Convertible debentures payable (continued):

(i)	If fewer than all outstanding Debentures are to be redeemed, then all Debentures shall be partially redeemed on a pro rata basis.

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

The Company determined that the conversion feature of the 2007 Debentures represents an embedded derivative since the 2007 Debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible Debentures are not considered to be conventional debt under ASC Topic 815 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of ASC Topic 815, and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures. Such discount will be accreted from the date of issuance to the maturity date of the 2007 Debentures. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations. The $505,000 face amount of the 2007 Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 20067 Debenture resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $210,878.

The Company issued 1,500,000 shares of its common stock to Divine Capital Markets, LLC and/or its designees as consideration for its services as the placement agent in connection with the financing transaction described above.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

5.	Convertible debentures payable (continued):

The following table summarizes the balance sheet amounts as of October 31, 2009, as well as the amounts included in the consolidated statement of operations for the three months ended October 31, 2009.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$ 29,588	$ 292,334	$ 259,000	$ 104,379

Operating Statement

Debentures	Debt issuance costs (interest expense)	Decrease in derivative liability

2007	$ 5,708	$ 164,444

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

The following amounts were recorded for the 2007 debentures:

	1	2	3	4	5	6
A)	10/28/07	12/10/07	1/8/08	2/8/08	4/30/08	6/10/08
B)	$240,000	$80,000	$50,000	$55,000	$40,000	$40,000
C)	$0.08	$0.165	$0.115	$0.11	$0.04	$0.02
D)	$0.07	$0.068	$0.115	$0.1025	$0.04	$0.015
E)	$0.0525	$0.051	$0.08625	$0.076875	$0.03	$0.01125
F)	4,571,429	1,568,627	579,710	715,447	1,333,333	3,555,556
G)	$0.056	$0.145	$0.095	$0.087	$0.033	$0.02
H)	$256,000	$227,451	$55,072	$62,244	$44,000	$71,111

The initial total derivative liability recorded was $715,878.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

6.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at October 31, 2009 and July 31, 2009 consist of the following:

	October	July

Notes payable	$176,344	$175,144
Notes payable, related parties [A]	287,781	245,296
Convertible debentures, net of discount of $104,379 (October) and $151,096 (July)	154,621	172,904
	$618,746	$593,344

Less current portion	464,125	420,440

Long-term debt, net of current portion	$154,621	$172,904

[A]	The following table summarizes the activity of notes payable, related parties for the three months ended October 31, 2009:

Balance, August 1, 2009	$245,296

Issuance of new notes	50,035
Repayment of notes	(7,550)

Balance, October 31, 2009	$287,781

7.	Stockholders’ deficit:

Common stock

On September 24, 2009, the Company issued 16,666,667 shares of its common stock upon the conversion of $65,000 of convertible debentures. The shares were converted at $0.0039 per share.

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 and 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the Company’s common stock. On August 10, 2009 the Company granted options to purchase 10,000,000 shares of the Company’s common stock under the 2007 Plan. The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model. The options were fully-vested at the date of the grant and therefore the Company recorded $100,000 of stock based compensation for the three months ended October 31, 2009.  As of October 31, 2009 there were options to purchase 16,500,000 shares of the Company’s common stock outstanding under the 2007 Stock Option Plan.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

7.	Stockholders’ deficit (continued):

A summary of the activity of the Company’s outstanding options and warrants during the three months ended October 31, 2009 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2009	13,037,107	$0.09
Granted	10,000,000	0.01
Exercised	-	-
Expired	-	-
Outstanding and exercisable at
October 31, 2009	23,037,107	$0.05

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$.01	10,000,000	4.24	$0.01
0.05	300,000	0.01	0.05
0.07 - 0.10	11,737,107	2.45	0.083
0.12	1,000,000	0.09	0.12

The fair value of options granted to purchase our common stock were estimated on the date of the grant using the Black-Scholes Option Pricing Model with the following assumptions:

October 31, 2009
Expected dividend yield	0%
Expected stock price volatility	310%
Risk free interest rate	4.72%
Expected life of options	2

The weighted average remaining contractual life of the terms of the warrants and options is 6.8 years.

8.	Agreements:

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

8.	Agreements (continued):

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company.  The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide.  The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and accordingly, increased its intellectual property by $150,000 and is included on the balance sheet included herein.

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

The future milestones and potential shares to be issued are as follows:

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 and 2008

8.	Agreements (continued):

On December 10, 2008 we executed a Patent and Trademark Purchase Agreement (the “Purchase Agreement”) with PV.  Nuvo acquired certain patent rights and trademarks in exchange for $39,900.  Accordingly, the Company increased its intellectual property by $39,900 which is included in the balance sheet presented herein.

9.      Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of October 31, 2009, are as follows:

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

The federal statutory tax rate reconciled to the effective tax rate during the three months ended October 31, 2009 and 2008, respectively, is as follows:

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

GENERAL

China Nuvo Solar Energy, Inc. (the “Company”) formerly known as Interactive Games, Inc. (“Interactive”).

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

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company.  The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide.  The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and accordingly, increased its intellectual property asset by $150,000 which is included on the balance sheet presented herein.

On December 10, 2008 we executed a Patent and Trademark Purchase Agreement (the “Purchase Agreement”) with PV.  Nuvo acquired certain patent rights and trademarks in exchange for $39,900.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2009 and 2008.  The financial statements presented for the three months ended October 31, 2009 and 2008 include the Company, Nuvo, its wholly-owned subsidiary and Interactive Games, Inc., its majority owned subsidiary, a Florida Corporation.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three months ended October 31, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,791,000, and an accumulated shareholders’ deficit of approximately $1,544,000 as of October 31, 2009.  Nuvo has not yet earned any sources of revenue.

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

In May of 2008, the Chengdu region of China experienced a catastrophic earthquake.  As a result of this earthquake and the after effects including significant problems with the delivery of electricity, PMI suspended their development work for a significant period of time.  We continue to work with PMI under the Collaboration Agreement, however, there has been no significant progress on product development and we continue to explore alternative avenues for development of our technology. We have discontinued paying the $2,500 monthly fee.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended October 31, 2009, net cash used in operating activities was $43,628 compared to $42,550 for the three months ended October 31, 2008.  Net loss was $81,312 for the three months ended October 31, 2009 compared to $211,988 for the three months ended October 31, 2008. The net loss in the current period includes non-cash expenses of $165,688 of which $59,594 is depreciation and amortization and $106,094 is the result of stock based compensation, including deferred stock compensation of $6,094 and option related costs of $100,000. These costs were offset by $164,444 associated with the fair market valuation of the convertible debentures.

Net cash provided by financing activities for the three months ended October 31, 2009 was $43,693 compared to $43,215 for the three months ended October 31, 2008. For the three months ended October 31, 2009, the Company received net proceeds of $51,235 on the issuance of notes payable, of which $50,035 was from to related parties.  The Company also repaid $7,550 of related notes payable. For the three months ended October 31, 2008 the Company received proceeds of $43,215 on the issuance of notes payable.

For the three months ended October 31, 2009, cash and cash equivalents increased by $65 compared to an increase in cash and cash equivalents of $665 for the three months ended October 31, 2008.  Ending cash and cash equivalents at October 31, 2009 was $369 compared to $1,607 at October 31, 2008.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

Although our balance sheet includes current liabilities of $1,825,105, a portion of this amount are in the form of a derivative liability of $292,334 and convertible notes of $300,000.  These amounts, plus any accrued and unpaid interest, may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a publicly traded company.

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

OPERATING EXPENSES

Operating expenses for the three months ended October 31, 2009 were $178,165 compared to expenses of $152,326 for the three months ended October 31, 2008.  The 2009 expenses include stock compensation costs of $106,094 comprised of the Black Sholes option model costs of $100,000 for options granted to purchase 10,000,000 shares of common stock at an exercise price of $0.01, expiring in August 2019 and $6,094 of deferred stock compensation expensed.  Legal and accounting expenses were $8,070, management and consulting fees of $48,000 are comprised of fees accrued to our chief executive officer ($30,000), our corporate secretary ($9,000), and payments of $8,000 to our CFO and $1,000 to a Company controlled by our corporate secretary. Other expenses of $16,001 include $7,169 of amortization and depreciation expense and general and administrative costs of $8,832.

OTHER INCOME (EXPENSE)

Other income for the three months ended October 31, 2009 was $96,853 compared to an expense of $61,261 for the three months ended October 31, 2008.  The decrease and increase in derivative liabilities included in other income and (expenses) for the three months ended October 31, 2009 and 2008 was $164,444 and ($29,262), respectively.  Interest expense for the three months ended October 31, 2009 and 2008 is summarized as:

	Three months ended
	October 31,
	2009	2008

Amortization of debenture note discounts	$46,717	$39,365
Debenture interest	4,494	7,639
Notes interest, related	6,723	4,735
Notes and other interest	10,170	10,730

	$68,104	$62,469

No material changes outside the ordinary course of business during the quarter ended October 31, 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Effective January 1, 2006, the Company adopted ASC Topic 815 Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No, 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.  There are 23,037,107 stock options outstanding as of October 31, 2009.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  The Company granted options to purchase 10,000,000 shares of common stock during the three months ended October 31, 2009. The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model. The options were fully-vested at the date of the grant and therefore the Company recorded $100,000 of stock based compensation for the three months ended October 31, 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS 168 (ASC Topic 105) “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification ("ASC") will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Following SFAS 168 (ASC Topic 105), the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature no included in the Codification will become nonauthoritative.  The Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

In May 2009, the FASB issued SFAS 165 (ASC Topic 855) “Subsequent Events”.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS 166 (ASC Topic 810) “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”.  SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This Statement must be applied to transfers occurring on or after the effective date. The adoption of this pronouncement did not have a material impact on the financial statements.

In June 2009, the FASB issued SFAS 167 (ASC Topic 810)  “Amendments to FASB Interpretation No. 46(R)”.  SFAS 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4T.
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of October 31, 2009 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus it’s efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

PART II. OTHER INFORMATION

Item 1.              Legal Proceedings

          None

Item 1A. Risk Factors

    As a smaller reporting company we are not required to provide the information required by this item.

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

China Nuvo Solar Energy, Inc.
(Registrant)

Date: December 21, 2009	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer