Form 10-Q
period 2010-01-31
CHINA NUVO SOLAR ENERGY INC
filed 2010-03-22
CIK 1126411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended January 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

CHINA NUVO SOLAR ENERGY, INC.
(Name of small business issuer as specified in its charter)

Nevada	87-0567853
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at March 15, 2010 was 301,617,846.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY (A Development Stage Company) Consolidated Condensed Balance Sheets

Assets
	January 31,2010	July 31,2009
	(Unaudited)	(Audited)
Current Assets
Cash	$309	$304
Notes and interest receivable, related parties	36,276	36,276
Prepaid expenses and other current assets	—	-

Total current assets	36,585	36,580

Fixed assets, less accumulated depreciation of $13,042 (January)
and $11,872 (July)	1,166	2,336
Solar intellectual property, less accumulated depreciation of
$ 93,311 (January) and $80,165 (July)	346,569	359,735
Debt issuance costs	35,601	59,204

Total assets	$419,921	$457,855

Liabilities and Shareholders’ Deficit

Current liabilities:
Bank overdraft	$8	$-
Accrued liabilities, related parties	748,527	682,242
Accounts payable and accrued expenses	377,515	352,588
Derivative liability convertible debentures	268,966	572,334
Notes payable	188,344	175,144
Notes payable, related party	305,281	245,296

Total current liabilities	1,888,641	2,027,604

Long-term liabilities:
Convertible debentures payable, net	174,532	172,904

Total liabilities	2,063,173	2,200,508

Shareholders’ deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
437,241 shares issued and outstanding	437,241	437,241
Common stock, $.001 par value, 475,000,00 shares authorized;
301,617,846 issued and outstanding (January) and 284,951,179 (July)	301,617	284,951
Minority interest	(138,223)	(135,688)
Deferred compensation	-	—
Additional paid-in capital	8,622,240	8,358,351
Retained earnings	(10,866,127)	(10,687,508)

Total shareholders' deficit	(1,643,252)	(1,742,653)

Total liabilities and shareholders' deficit	$419,921	$457,855

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended January 31,		For the six months ended January 31,		From Inception April 16, 2006-
	2010	2009	2010	2009	January 31, 2010

Revenues:
Revenues	$-	$1,567	$-	$3,166	$9,766
Cost of revenues	-	-	-	-

Gross profit	-	1,567	-	3,166	9,766

Operating costs and expenses:
Selling, general and administrative
Bonus, related party	-	-		-	275,561
Consulting fees	-	33,445	-	51,745	331,859
Management and consulting fees, related parties	39,000	39,000	87,000	78,000	632,000
Salaries including stock compensation cost	6,094	56,094	112,188	112,188	841,906
Legal and accounting	27,263	21,033	35,333	30,533	216,405
Other	8,528	17,294	24,529	46,726	320,764

Total operating costs and expenses	80,885	166,866	259,050	319,192	2,618,495

Operating loss	(80,885)	(165,299)	(259,050)	(316,026)	(2,608,729)

Other income (expenses)
Interest expense, related parties	(7,391)	(6,119)	(14,114)	(10,855)	(74,349)
Interest expense, other	(34,568)	(53,905)	(95,949)	(111,638)	(762,183)
Interest income, related parties	-	668	147	1,336	4,779
Minority interest	2,169	26,030	2,535	55,832	138,223
Loss on investmet in subsidiary	-				(8,000,000)
Fair value adjustment of derivative liabilities	23,368	-	187,812	(29,262)	446,192

Total other income (expenses)	(16,422)	(33,326)	80,431	(94,587)	(8,247,338)

Net loss	$(97,307)	$(198,625)	$(178,619)	$(410,613)	$(10,856,067)

Basic and diluted net loss per common share **	(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average common shares outstanding	301,617,837	206,676,437	296,764,357	206,031,628

**Less than $.01

See accompanying notes to financial statements

 CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY (A Development Stage Company) Consolidated Statement of Changes in Shareholders' Deficit

			Additional					Total
	Common stock		paid-in	Deferred	Minority		Accumulated	stockholders'
	Shares	Amount	capital	compensation	interest	Preferred stock	(deficit) equity	deficit

Balance at August 1, 2007	193,552,462	$193,552	$6,474,764	$-	$-	$535,891	$(8,590,229)	$(1,386,022)

Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448					326,922

Issuance of shares for services	1,650,000	1,650	350,850	(235,000)				117,500

Amortization of deferred compensation			0	101,667				101,667

Issuance of options and warrants			328,375					328,375

Issuance of shares pursuant to conversion of notes and interest payable	1,000,000	1,000	99,000					100,000

Issuance of shares for purchased technology	2,000,000	2,000	148,000					150,000

Sale of subsidiary common stock			50,000					50,000

Issuance of shares of subsidiary common stock for notes and
and interest payable, related parties			300,023		(61,286)			238,737

Net loss							(1,310,229)	(1,310,229)

Balances, July 31, 2008	204,676,437	204,676	8,071,460	(133,333)	(61,286)	535,891	(9,900,458)	(1,283,050)

Issuance of shares upon conversion of subordinated
debentures and accrued interest	41,904,256	41,904	142,732					184,636

Issuance of shares upon conversion of notes payable, related and
accrued interest payable, related	15,385,470	15,385	61,119					76,504

Issuance of shares upon conversion of accounts payable, related	1,287,692	1,288	6,087					7,375

Issuance of common stock upon mandatory conversion of
preferred stock	21,697,324	21,697	76,953			(98,650)		0

Amortization of deferred compensation				133,333				133,333

Minority interest					(74,402)			(74,402)

Net loss							(787,050)	(787,050)
	284,951,179	284,951	8,358,351	-	(135,688)	437,241	(10,687,508)	(1,742,653)

Issuance of shares upon conversion of subordinated debentures	16,666,667	16,666	163,889					180,555

Minority interest					(2,535)			(2,535)

Warrants issued for services			100,000					100,000
			-
Net loss							(178,619)	(178,619)

Balances January 31, 2010	301,617,846	$301,617	$8,622,240	-	$(138,223)	$437,241	$(10,866,127)	$(1,643,252)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated CondensedStatement of Cash Flows

	For the Six Months Ended		From Inception
	January 31,		April 16, 2006-
	2010	2009	Janaury 31, 2010

Cash flows from operating activities:
Net income (loss)	$(178,619)	$(410,613)	$(10,856,067)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:			(1,519,381)
Loss on impairment			8,000,000
Decrease in derivative liability	(187,812)	29,262	(450,478)
Change in minority interest	(2,535)	(55,832)	(138,223)
Amortization of discount on debentures payable	66,628	75,735	773,500
Amortization of debt issuance costs	11,416	12,608	107,377
Common stock and warrant based compensation	112,188	112,188	1,273,495
Depreciation	1,170	978	6,605
Amortization of intellectual property	13,166	12,500	93,332
Change in operating assets and liabilities:			314,319
Decrease (increase) in prepaid expenses and other current assets	-	33,400	12,917
(Increase) in notes and interest receivable	-	(1,836)	(32,324)
Increase in accounts payable and accrued expenses	24,926	54,049	274,271
Increase in amounts due to related parties	66,284	73,458	795,750
Net cash used in operating activities	(73,188)	(64,103)	(1,344,907)

Cash flows from investing activities:
Purchase of property and equipment	-	(39,900)	(293,401)

Net cash used in investing activities	-	(39,900)	(293,401)

Cash flows from financing activities:
Proceeds from sale of common stock			687,500
Proceeds from issuance of third party notes payable	67,535	-	588,535
Proceeds from debentures payable	-	-	505,000
Proceeds from sale of subsidiary common stock			50,000
Proceeds from payments received on notes receivable, related parties	-		19,848
Placement fees paid	-	-	(75,650)
Proceeds from advances and loans	13,200	103,203	554,683
Payment of related party notes payable	(7,550)		(482,327)
Payment to related party for notes receivable	0	-	(23,800)
Payment of notes payable	-	-	(220,354)
Increase in bank overdraft	8	283	8
Net cash provided by financing activities	73,193	103,486	1,603,443

Net increase (decrease) in cash and cash equivalents	5	(517)	(34,865)

 See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated CondensedStatement of Cash Flows (Continued)

	For the Six Months Ended		From Inception
	January 31,		April 16, 2006-
	2010	2009	January 31, 2010

Cash and cash equivalents, beginning of period	304	942	35,174

Cash and cash equivalents, end of period	$309	$425	$309

Supplemental disclosures of cash flow information:		-
Cash paid during the year for interest	$1,529	$13	$99,869
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable,
subordinated debentures and services	$65,000	$22,500	$3,198,055
Fair value of subsidiary common stock issued for notes and
interest payable	$-	$300,023	$300,023
Common stock issued in connection with merger			$133,333

 See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

1.	Basis of presentation and summary of significant accounting policies:

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at January 31, 2010, the results of operations for the three and six months ended January 31, 2010 and 2009 and cash flows for the six months ended January 31, 2010 and 2009.  The balance sheet as of July 31, 2009 is derived from the Company’s audited financial statements.

The consolidated financial statements for the three and six months ending January 31, 2010 and 2009 include the accounts of the Company and our majority owned subsidiary Interactive Entertainment Group, Inc, (f/k/a/ Interactive Games, Inc.) a Florida Corporation (“IGAM”) and our wholly owned subsidiary Nuvo Solar Energy, Inc. (“Nuvo”).  All of the intercompany accounts have been eliminated in consolidation.  Certain reclassifications to amounts reported in the July 31, 2009 consolidated financial statements have been made to conform to the January 31, 2010 presentation.

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

The results of operations for the six months ended January 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2010.

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

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

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

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

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

Going concern and management’s plans

The Company had a working capital deficit of approximately $2,164,000 and $2,027,000 at July 31, 2009 and January 31, 2010, respectively. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

Although our balance sheet includes current liabilities of $1,888,641, a portion of this amount are in the form of a derivative liability of $268,966 and convertible notes of $300,000.  These amounts, plus any accrued and unpaid interest, may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a publicly traded company.

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

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

1.	Basis of presentation and summary of significant accounting policies (continued):

Description of business:

DEVELOPMENT STAGE COMPANY

The Company has earned limited revenues from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth by the Financial Accounting Standards Board Statement. Among the disclosures required are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Summary of significant accounting policies:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Intellectual property

The Company records intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets deemed to have indefinite lives are not subject to annual amortization. Intangible assets which have finite lives are amortized on a straight line basis over their remaining useful life; they are also subject to annual impairment reviews.

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

Revenue recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition in Financial Statements”.  This statement established that revenue can be recognized when persuasive evidence of an arrangement exists, the services have been delivered, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

1.	Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Concentration on credit risks

The Company is subject to concentrations of credit risk primarily from cash.  The Company minimizes its credit risks associated with cash, by periodically evaluating the credit quality of its primary financial institutions.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). As required ASC 718, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. During the six months ended January 31, 2010 the Company granted options to purchase 10,000,000 shares of common stock, of which 9,800,000 were granted to directors and officers.  The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model. The options were fully-vested at the date of the grant and therefore the Company recorded $100,000 of stock based compensation for the six months ended January 31, 2010.  There are 23,037,107 stock options and warrants outstanding as of January 31, 2010.

Fair value of financial instruments

The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of the note payable and due to related parties approximate their fair value based on the Company's incremental borrowing rate.

Income taxes

Income taxes are accounted for in accordance with ACS 740, Accounting for Income Taxes. ACS 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some, or all, of the deferred tax asset will not be realized.

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at January 31, 2010 and 2009 were 327,461,154 and 168,462,009, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

1.	Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Accounting for obligations and instruments potentially settled in the Company’s common stock

The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Derivative instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions ACS 815, Accounting for Derivative Instruments and Hedging Activities.

Recent accounting pronouncements

In April 2009, the FASB issued SFAS 164 “Not for Profit Entities; Mergers and Acquisitions-Including an amendment of FASB Statement No. 142”.  SFAS 164 establishes principles and requirements for when a not-for-profit agency entity combines with one or more other not-for profit entities, businesses, or nonprofit activities.  This Statement improves the relevance, representational faithfulness, and comparability of the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition.  This Statement is effective for mergers for which the merger date is on or after the beginning of an initial reporting period beginning on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2009.  The Company does not expect SFAS 164 to have a material effect on its financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

1.	Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In May 2009, ASC 855 “Subsequent Events” was issued.  ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. ASC 855 has not had a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810 “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  ASC Topic 810 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASC Topic 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This Statement must be applied to transfers occurring on or after the effective date. The adoption of ASC Topic 810 did not have a material impact on the financial statements.

In June 2009, the FASB issued ASC Topic 810 “Amendments to FASB Interpretation No. 46(R)”.  ASC Topic 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  ASC Topic 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect ASC Topic 810 to have a material effect on its financial statements.

In June 2009, the FASB issued ASC Topic 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

1.	Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In October  2009,  the  FASB  issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements",  now  codified  under  FASB ASC Topic 605, "Revenue Recognition", ("ASU  2009-13").  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue  arrangements  entered  into  or  materially  modified  in  fiscal years beginning  on  or after June 15, 2010, with early adoption permitted and is not expected  to  have  a  significant impact on the Company's financial statements.

In October, 2009, the FASB issued ASU 2009-15, "Accounting for Own-Share Lending Arrangements  in Contemplation of Convertible Debt Issuance or Other Financing", now  codified  under  FASB  ASC  Topic 470 "Debt", ("ASU 2009-15"), and provides guidance  for accounting and reporting for own-share lending arrangements issued in  contemplation  of  a  convertible  debt issuance. At the date of issuance, a share-lending  arrangement  entered  into  on  an  entity's own shares should be measured  at  fair  value  in  accordance  with  Topic  820 and recognized as an issuance  cost,  with an offset to additional paid-in capital. Loaned shares are excluded  from  basic  and  diluted  earnings  per  share  unless default of the share-lending  arrangement  occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are  dependent  upon the date the share-lending arrangement was entered into and include  retrospective  application  for  arrangements  outstanding  as  of  the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, FASB issued ASC Topic 860, "Transfers and Servicing." New authoritative  accounting  guidance  under  ASC  Topic  860,  "Transfers  and Servicing,"  amends  prior  accounting  guidance  to  enhance  reporting  about transfers  of  financial  assets, including securitizations, and where companies have  continuing  exposure to the risks related to transferred financial assets. The  new  authoritative  accounting  guidance  eliminates  the  concept  of  a "qualifying  special-purpose  entity"  and  changes  the  requirements  for derecognizing  financial  assets. The new authoritative accounting guidance also requires  additional  disclosures  about  all  continuing  involvements  with transferred  financial  assets  including  information  about  gains  and losses resulting  from  transfers  during  the period. The new authoritative accounting guidance  under  ASC  Topic  860  will  be  effective January 1, 2010 and is not expected  to  have  a  significant impact on the Company's financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

2.	Notes and interest receivable, related parties

Notes and interest receivable, related parties at January 31, 2010 and July 31, 2009 are as follows:

	January	July

Due from VP Development	$31,300	$31,300
Due from E2000, Inc.	2,500	2,500
Interest on above amounts	2,476	2,476

	$36,276	$36,276

Each of the above listed related parties is a related party to the Company through common control.

3.	Solar Intellectual Property

Solar intellectual property at January 31, 2010 and July 31, 2009 are as follows:

	January	July
License for solar cell technology	$250,000	$250,000
Patents for solar cell technology	189,900	189,900
Accumulated amortization	(93,331)	(80,165)
	$346,569	$359,735

Amortization expense for the three and six months ended January 31, 2010 and 2009 was $6,583 and $13,166 and $6,250 and $12,500 respectively.

Expected amortization costs for each of the next five fiscal years are as follows:

July 31, 2010	$40,000
July 31, 2011	$40,000
July 31, 2012	$40,000
July 31, 2013	$40,000
July 31, 2014	$40,000

4.	Accrued liabilities, related parties:

Accrued liabilities, related parties at January 31, 2010 and July 31, 2009 are as follows:

	January	July

Officer bonus	$275,561	$275,561
Management fees	430,400	372,100
Accrued interest	42,566	34,581

	$748,527	$682,242

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

5.	Fair Value Measurements:

In connection with any obligations and instruments potentially to be settled in the Company's stock, the Company accounts for the instruments in accordance with ASC 820, Fair Value Measurements and Disclosure. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs. The guidance describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are directly or indirectly observable, such as quoted prices for similar assets or liabilities or quoted prices in markets which are not active. The inputs are generally observable or can be corroborated in observable markets.

Level 3 – Unobservable inputs where there is little or no market activity to support valuation.

6.	Convertible debentures payable:

On October 21, 2007 the Board of Director of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  During the year ended July 31, 2008, the Company executed a Securities Purchase Agreement with various accredited investors, whereby the Company sold in the aggregate $505,000 of the 2007 Debentures.  We received net proceeds of $429,350 after $75,650 of debt issuance costs (included in the accompanying balance sheet), paid to Divine Capital Markets, LLC (“Divine”), who acted as our placement agent.  The debt issuance costs will be amortized as debt issuance costs over the three year term of the 2007 Debentures.  Fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.

The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $210,878.  Based on the revaluation of the 2007 Debentures at January 31, 2010, the Company recorded a credit to expense of $187,812 and decreased the derivative liability on the balance sheet by $187,812 for the six months ended January 31, 2010.  Additionally, $65,000 of the face value of the 2007 Debentures were redeemed during the six months ended January 31, 2010 and accordingly the Company reduced the derivative liability by that amount as well as an additional $50,556 based on the derivative liability per face value prior to the redemption.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

6.	Convertible debentures payable (continued):

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

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of October 31, 2007 (“Registration Rights Agreement”), with the Holders of the Debentures to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder.  Pursuant to the Registration Rights Agreement, the Company contemplates making an offering of common stock (or other equity securities convertible into or exchangeable for common stock) registered for sale under the Securities Act or proposes to file a Registration Statement covering any of its securities other than (i) a registration of Form S-8 or S-4, or any successor or similar forms; and (ii) a shelf registration under Rule 415 for the sole purpose of registering shares to be issued in connection with the acquisition of assets, the Company will at each such time give prompt written notice to the Holders’ representative and the Holders of its intention to do so.  Upon the written request of any Holder made within thirty (30) days after the receipt of any such notice, the Company has agreed to use its best efforts to effect the registration of all such registrable securities which the Company has been so requested to register by the Holders, to the extent requisite to permit the disposition by the requesting Holders of their registrable securities pursuant to the Registration Statement.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

6.	Convertible debentures payable (continued):

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

The Company issued 1,500,000 shares of its common stock to Divine and/or its designees as consideration for its services as the placement agent in connection with the financing transaction described above.

The following table summarizes the balance sheet amounts as of January 31, 2010, as well as the amounts included in the consolidated statement of operations for the six months ended January 31, 2010.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$ 23,880	$ 268,966	$ 259,000	$ 84,468

Operating Statement

Debentures	Debt issuance costs (interest expense)	Decrease in derivative liability

2007	$ 11,416	$ 187,812

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

The following amounts were recorded for the 2007 debentures:

	1	2	3	4	5	6
A)	10/28/07	12/10/07	1/8/08	2/8/08	4/30/08	6/10/08
B)	$240,000	$80,000	$50,000	$55,000	$40,000	$40,000
C)	$0.08	$0.165	$0.115	$0.11	$0.04	$0.02
D)	$0.07	$0.068	$0.115	$0.1025	$0.04	$0.015
E)	$0.0525	$0.051	$0.08625	$0.076875	$0.03	$0.01125
F)	4,571,429	1,568,627	579,710	715,447	1,333,333	3,555,556
G)	$0.056	$0.145	$0.095	$0.087	$0.033	$0.02
H)	$256,000	$227,451	$55,072	$62,244	$44,000	$71,111

The initial total derivative liability recorded was $715,878.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

7.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at January 31, 2010 and July 31, 2009 consist of the following:

	January	July

Notes payable	$188,344	$175,144
Notes payable, related parties [A]	305,281	245,296
Convertible debentures, net of discount of $84,468 (October) and $151,096 (July)	174,532	172,904
	$668,157	$593,344

Less current portion	493,625	420,440

Long-term debt, net of current portion	$174,532	$172,904

[A]	The following table summarizes the activity of notes payable, related parties for the three months ended January 31, 2010:

Balance, August 1, 2009	$245,296

Issuance of new notes	67,535
Repayment of notes	(7,550)

Balance, January 31, 2010	$305,281

8.	Stockholders’ deficit:

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

8.	Stockholders’ deficit:

Common stock

A summary of the activity of the Company’s outstanding options and warrants during the six months ended January 31, 2010 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2009	13,037,107	$ 0.09
Granted	10,000,000	0.01
Exercised	-	-
Expired	-	-
Outstanding and exercisable at
January 31, 2010	23,037,107	$ 0.05

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$.01	10,000,000	4.14	$0.01
0.05	300,000	0.01	0.05
0.07 - 0.10	11,737,107	2.32	0.083
0.12	1,000,000	0.08	0.12

The fair value of options granted to purchase our common stock were estimated on the date of the grant using the Black-Scholes Option Pricing Model with the following assumptions:

January 31, 2010
Expected dividend yield	0%
Expected stock price volatility	310%
Risk free interest rate	4.72%
Expected life of options	2

The weighted average remaining contractual life of the terms of the warrants and options is 6.5 years.

Minority Interest

In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. This guidance also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

8.	Stockholders’ deficit:

Minority Interest (continued)

On January 1, 2009, we adopted this guidance and reclassified the noncontrolling interest in Allegro from a liability to stockholders’ equity on our Consolidated Balance Sheets on a retrospective basis. Had the previous requirements been applied, the net loss attributable to noncontrolling interest would have decreased by $8,626,000 during the year ended December 31, 2009. In addition, consolidated net loss has been adjusted to include the net loss attributed to the noncontrolling interest in Allegro and consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributed to the noncontrolling interest in Allegro.

9.	Agreements:

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

9.	Agreements (continued):

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

10.	Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of January 31, 2010, are as follows:

Deferred tax assets:
Net operating loss carryforward	$336,000
Less valuation allowance	(336,000)
Total net deferred tax assets	-

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 and 2009

10.	Income taxes (continued):

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

        The federal statutory tax rate reconciled to the effective tax rate during the three months ended January 31, 2010 and 2009, respectively, is as follows:

	2010	2009

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2009 and 2008.  The financial statements presented for the three and six months ended January 31, 2010 and 2009 include the Company, Nuvo, its wholly-owned subsidiary and Interactive Games, Inc., its majority owned subsidiary, a Florida Corporation.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three and six months ended January 31, 2010 and 2009 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately 2,027,000, and an accumulated shareholders’ deficit of approximately $1,643,000 as of January 31, 2010.  Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended January 31, 2010, net cash used in operating activities was $73,188 compared to $64,103 for the six months ended January 31, 2009.  Net loss was $178,619 for the six months ended January 31, 2010 compared to $410,613 for the six months ended January 31, 2009. The net loss in the current period includes non-cash expenses of $204,568 of which $92,380 is depreciation and amortization and $112,188 is the result of stock based compensation, including deferred stock compensation of $12,188 and option related costs of $100,000. These costs were offset by $187,812 associated with the fair market valuation of the convertible debentures.

Net cash provided by financing activities for the six months ended January 31, 2010 was $73,193 compared to $103,486 for the six months ended January 31, 2009. For the six months ended January 31, 2010, the Company received net proceeds of $80,735 on the issuance of notes payable, of which $67,535 was from to related parties.  The Company also repaid $7,550 of related notes payable. For the six months ended January 31, 2009 the Company received proceeds of $103,203 on the issuance of notes payable.

For the six months ended January 31, 2010, cash and cash equivalents increased by $5 compared to a decrease in cash and cash equivalents of $517 for the six months ended January 31, 2009.  Ending cash and cash equivalents at January 31, 2010 was $309 compared to $425 at January 31, 2009.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

Although our balance sheet includes current liabilities of $1,888,641, a portion of this amount are in the form of a derivative liability of $268,966 and convertible notes of $300,000.  These amounts, plus any accrued and unpaid interest, may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a publicly traded company.

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

OPERATING EXPENSES

Operating expenses for the three and six months ended January 31, 2010 were $80,885 and $259,050, respectively compared to expenses of $166,866 and $319192 for the three and six months ended January 31, 2009.  The current year expenses include salaries and stock compensation costs of $112,188 comprised of the Black Sholes option model costs of $100,000 for options granted to purchase 10,000,000 shares of common stock at an exercise price of $0.01, expiring in August 2019 and $12,188 of deferred stock compensation expensed.  Legal and accounting expenses were $35,333, management and consulting fees of $87,000 are comprised of wages accrued to our chief executive officer ($60,000), our corporate secretary ($18,000), and payments of $8,000 to our CFO and $1,000 to a Company controlled by our corporate secretary. Other expenses of $24,529 include $14,336 of amortization and depreciation expense and general and administrative costs of $10,193.

OTHER INCOME (EXPENSE)

Other (expenses) and income for the three and six months ended January 31, 2010 was ($16,422) and $80,431 respectively compared to expenses of $33,326 and $94,587 for the three and six months ended January 31, 2009.  The decrease in derivative liabilities included in other income and (expenses) for the three and six months ended January 31, 2010 was $23,368 and $187,812, respectively.  Interest expense for the three and six months ended January 31, 2010 and 2009 is summarized as:

	Three months ended		Six months ended
	January 31,		January 31,
	2010	2009	2010	2009

Amortization of debenture note discounts	$25,619	$36,370	$78,045	$75,735
Debenture interest	3,917	6,805	8,411	14,442
Notes interest, related	7,391	6,119	14,113	10,855
Notes and other interest	5,032	10,730	9,494	21,461

	$41,959	$60,024	$110,063	$122,493

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended January 31, 2010.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). As required ASC 718, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. There are 23,037,107 stock options outstanding as of October 31, 2009.

The Company granted options to purchase 10,000,000 shares of common stock during the six months ended January 31, 2010. The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model. The options were fully-vested at the date of the grant and therefore the Company recorded $100,000 of stock based compensation for the six months ended January 31, 2010.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS'") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. The Company does not believe that these new pronouncements have applicability to the Company or their effect on the financial statements would not have been significant.  The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company does not expect that adoption of these or other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4T.
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of January 31, 2010 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus it’s efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

China Nuvo Solar Energy, Inc.
(Registrant)

Date: March 22, 2010	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer