Form 10-Q
period 2010-04-30
CHINA NUVO SOLAR ENERGY INC
filed 2010-06-21
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended April 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

CHINA NUVO SOLAR ENERGY, INC.
(Name of small business issuer as specified in its charter)

Nevada	87-0567853
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at March 15, 2010 was 375,558,292.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements	3-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4T	Controls and Procedures	28-29
	PART II
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
SIGNATURES		30

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY (A Development Stage Company) Consolidated Condensed Balance Sheets

Assets
	April 30,2010	July 31,2009
	(Unaudited)	(Audited)
Current Assets
Cash	$422	$304
Notes and interest receivable, related parties	36,276	36,276
Prepaid expenses and other current assets	—	-

Total current assets	36,698	36,580

Fixed assets, less accumulated depreciation of $13,626 (April)
and $11,872 (July)	582	2,336
Solar intellectual property, less accumulated depreciation of
$ 99,914 (April) and $80,165 (July)	339,986	359,735
Debt issuance costs	23,799	59,204

Total assets	$401,065	$457,855

Liabilities and Shareholders’ Deficit

Current liabilities:
Accrued liabilities, related parties	$796,619	$682,242
Accounts payable and accrued expenses	383,855	352,588
Derivative liability convertible debentures	437,194	572,334
Notes payable	208,159	175,144
Notes payable, related party	306,031	245,296

Total current liabilities	2,131,858	2,027,604

Long-term liabilities:
Convertible debentures payable, net	157,560	172,904

Total liabilities	2,289,418	2,200,508

Shareholders’ deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
314,172 (April) and 437,241 (July) shares issued and outstanding	314,172	437,241
Common stock, $.001 par value, 475,000,00 shares authorized;
375,558,292 issued and outstanding (April) and 284,951,179 (July)	375,558	284,951
Minority interest	(139,472)	(135,688)
Deferred compensation	-	—
Additional paid-in capital	8,821,369	8,358,351
Retained earnings	(11,259,980)	(10,687,508)

Total shareholders' deficit	(1,888,353)	(1,742,653)

Total liabilities and shareholders' deficit	$401,065	$457,855

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended		From Inception
	April 30,		April 30,		April 16, 2006-
	2010	2009	2010	2009	April 30, 2010

Revenues:
Revenues	$-	$-	$-	$3,166	$9,766
Cost of revenues	-	-	-	-

Gross profit	-	-	-	3,166	9,766

Operating costs and expenses:
Selling, general and administrative
Bonus, related party	-	-		-	275,561
Consulting fees	-	23,000	-	74,745	331,859
Management and consulting fees, related parties	40,000	39,000	127,000	117,000	672,000
Salaries including stock compensation cost	6,093	39,426	118,281	151,614	847,999
Legal and accounting	14,500	-	49,833	30,533	230,905
Other	12,516	10,229	37,045	56,955	333,280

Total operating costs and expenses	73,109	111,655	332,159	430,847	2,691,604

Operating loss	(73,109)	(111,655)	(332,159)	(427,681)	(2,681,838)

Other income (expenses)
Interest expense, related parties	(7,142)	(6,538)	(21,256)	(17,393)	(81,491)
Interest expense, other	(50,623)	(109,278)	(146,572)	(220,916)	(812,806)
Interest income, related parties	-	639	147	1,975	4,779
Minority interest	1,249	16,055	3,784	71,887	139,472
Loss on investmet in subsidiary	-				(8,000,000)
Fair value adjustment of derivative liabilities	(264,228)	(165,611)	(76,416)	(194,873)	181,964

Total other income (expenses)	(320,744)	(264,733)	(240,313)	(359,320)	(8,568,082)

Net loss	$(393,853)	$(376,388)	$(572,472)	$(787,001)	$(11,249,920)

Basic and diluted net loss per common share **	(0.01)	(0.01)	(0.01)	(0.01)

Basic and diluted weighted average common
shares outstanding	336,416,396	213,438,776	309,687,985	208,441,449

**Less than $.01

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY (A Development Stage Company) Consolidated Statement of Changes in Shareholders' Deficit

			Additional					Total
	Common stock		paid-in	Deferred			Accumulated	stockholders'
	Shares	Amount	capital	compensation	Minority interest	Preferred stock	(deficit) equity	deficit

Balance at August 1, 2007	193,552,462	$193,552	$6,474,764	$-	$-	$535,891	$(8,590,229)	$(1,386,022)

Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448					326,922

Issuance of shares for services	1,650,000	1,650	350,850	(235,000)				117,500

Amortization of deferred compensation			0	101,667				101,667

Issuance of options and warrants			328,375					328,375

Issuance of shares pursuant to conversion of notes and interest payable	1,000,000	1,000	99,000					100,000

Issuance of shares for purchased technology	2,000,000	2,000	148,000					150,000

Sale of subsidiary common stock			50,000					50,000

Issuance of shares of subsidiary common stock for notes and
and interest payable, related parties			300,023		(61,286)			238,737

Net loss							(1,310,229)	(1,310,229)

Balances, July 31, 2008	204,676,437	204,676	8,071,460	(133,333)	(61,286)	535,891	(9,900,458)	(1,283,050)

Issuance of shares upon conversion of subordinated
debentures and accrued interest	41,904,256	41,904	142,732					184,636

Issuance of shares upon conversion of notes payable, related and
accrued interest payable, related	15,385,470	15,385	61,119					76,504

Issuance of shares upon conversion of accounts payable, related	1,287,692	1,288	6,087					7,375

Issuance of common stock upon mandatory conversion of
preferred stock	21,697,324	21,697	76,953			(98,650)		0

Amortization of deferred compensation				133,333				133,333

Minority interest					(74,402)			(74,402)

Net loss							(787,050)	(787,050)
	284,951,179	284,951	8,358,351	-	(135,688)	437,241	(10,687,508)	(1,742,653)

Issuance of shares upon conversion of subordinated debentures	34,666,667	34,667	295,889					330,556

Minority interest					(3,784)			(3,784)

Warrants issued for services			100,000					100,000

Issuance of common stock upon mandatory conversion of
preferred stock	55,940,455	55,940	67,129			(123,069)		0
			-
Net loss							(572,472)	(572,472)

Balances April 30, 2010	375,558,301	$375,558	$8,821,369	-	$(139,472)	$314,172	$(11,259,980)	$(1,888,353)

See accompanying notes to condensed statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated CondensedStatement of Cash Flows

	For the Nine Months Ended April 30,		From Inception
			April 16, 2006-
	2010	2009	April 30, 2010

Cash flows from operating activities:
Net income (loss)	$(572,472)	$(787,001)	$(11,249,920)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:			(1,519,381)
Loss on impairment			8,000,000
Decrease in derivative liability	76,416	194,873	(186,250)
Change in minority interest	(3,784)	(71,887)	(139,472)
Amortization of discount on debentures payable	103,656	167,736	810,528
Amortization of debt issuance costs	17,124	18,912	113,085
Common stock and warrant based compensation	118,281	151,614	1,279,588
Depreciation	1,754	1,270	7,189
Amortization of intellectual property	19,749	18,750	99,915
Change in operating assets and liabilities:			314,319
Decrease (increase) in prepaid expenses and other current assets	-	48,400	12,917
(Increase) in notes and interest receivable	-	(2,475)	(32,324)
Increase in accounts payable and accrued expenses	31,268	49,857	280,613
Increase in amounts due to related parties	114,376	115,428	843,842
Net cash used in operating activities	(93,632)	(94,523)	(1,365,351)

Cash flows from investing activities:
Purchase of property and equipment	-	(39,900)	(293,401)

Net cash used in investing activities	-	(39,900)	(293,401)

Cash flows from financing activities:
Proceeds from sale of common stock			687,500
Proceeds from issuance of related party notes payable	68,285	-	589,285
Proceeds from debentures payable	-	-	505,000
Proceeds from sale of subsidiary common stock			50,000
Proceeds from payments received on notes receivable, related parties	-		19,848
Placement fees paid	-	-	(75,650)
Proceeds from advances and loans	34,500	133,848	575,983
Payment of related party notes payable	(7,550)		(482,327)
Payment to related party for notes receivable	0	-	(23,800)
Payment of notes payable	(1,485)	-	(221,839)
Increase in bank overdraft	-	-	0
Net cash provided by financing activities	93,750	133,848	1,624,000

Net increase (decrease) in cash and cash equivalents	118	(575)	(34,752)

(Continued)

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated CondensedStatement of Cash Flows (Continued)
			From Inception
	For the Nine Months Ended April 30,		April 16, 2006-
	2010	2009	April 30, 2010

Cash and cash equivalents, beginning of period	304	942	35,174

Cash and cash equivalents, end of period	$422	$367	$422

Supplemental disclosures of cash flow information:		-
Cash paid during the year for interest	$1,868	$114	$100,208
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable,
subordinated debentures and services	$119,000	$73,500	$3,252,055
Fair value of subsidiary common stock issued for notes and
interest payable	$-	$300,023	$300,023
Common stock issued in connection with merger			$133,333

See accompanying notes to condensed consolidated financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

1.	Basis of presentation and summary of significant accounting policies:

Basis of presentation

       The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at April 30, 2010, the results of operations for the three and nine months ended April 30, 2010 and 2009 and cash flows for the nine months ended April 30, 2010 and 2009.  The balance sheet as of July 31, 2009 is derived from the Company’s audited financial statements.

        The consolidated financial statements for the three and nine months ending April 30, 2010 and 2009 include the accounts of the Company and our majority owned subsidiary Interactive Entertainment Group, Inc, (f/k/a/ Interactive Games, Inc.) a Florida Corporation (“IGAM”) and our wholly owned subsidiary Nuvo Solar Energy, Inc. (“Nuvo”).  All of the intercompany accounts have been eliminated in consolidation.  Certain reclassifications to amounts reported in the July 31, 2009 consolidated financial statements have been made to conform to the April 30, 2010 presentation.

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

        The results of operations for the nine months ended April 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2010.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

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

       Going concern and management’s plans

         The Company had a working capital deficit of approximately $2,164,000 and $2,253,000 at July 31, 2009 and April 30, 2010, respectively. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

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

         Although our balance sheet includes current liabilities of $2,131,858, a portion of this amount are in the form of a derivative liability of $437,194 and convertible notes of $300,000.  These amounts, plus any accrued and unpaid interest, may be converted to common stock, thereby reducing our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a publicly traded company.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

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

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

1.     Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). As required by ASC 718, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. During the nine months ended April 30, 2010 the Company granted options to purchase 10,000,000 shares of common stock, of which 9,800,000 were granted to directors and officers.  The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model. The options were fully-vested at the date of the grant and therefore the Company recorded $100,000 of stock based compensation for the nine months ended April 30, 2010.  There are 23,037,107 stock options and warrants outstanding as of April 30, 2010.

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

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at April 30, 2010 and 2009 were 239,551,396 and 257,036,018, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

Accounting for obligations and instruments potentially settled in the Company’s common stock

The adoption of this guidance did not have a material impact on our consolidated financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

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

2.	Notes and interest receivable, related parties:

Notes and interest receivable, related parties at April 30, 2010 and July 31, 2009 are as follows:

	April	July

Due from VP Development	$31,300	$31,300
Due from E2000, Inc.	2,500	2,500
Interest on above amounts	2,476	2,476

	$36,276	$36,276

Each of the above listed related parties is a related party to the Company through common control.

3.	Solar Intellectual Property:

Solar intellectual property at April 30, 2010 and July 31, 2009 are as follows:

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

3.	Solar Intellectual Property (continued):

	April	July
License for solar cell technology	$250,000	$250,000
Patents for solar cell technology	189,900	189,900
Accumulated amortization	(99,914)	(80,165)
	$339,986	$359,735

Amortization expense for the three and nine months ended April 30, 2010 and 2009 was $6,583 and $19,749 and $6,250 and $18,750 respectively.

Expected amortization costs for each of the next five fiscal years are as follows:

July 31, 2010	$40,000
July 31, 2011	$40,000
July 31, 2012	$40,000
July 31, 2013	$40,000
July 31, 2014	$40,000

4.	Accrued liabilities, related parties:

Accrued liabilities, related parties at April 30, 2010 and July 31, 2009 are as follows:

	April	July

Officer bonus	$275,561	$275,561
Management fees	467,350	372,100
Accrued interest	53,708	34,581

	$796,619	$682,242

5.	Fair Value Measurements:

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

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

The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $210,878.  Based on the revaluation of the 2007 Debentures at April 30, 2010, the Company recorded an expense of $76,416 and decreased the derivative liability on the balance sheet by $76,416 for the nine months ended April 30, 2010.  Additionally, $119,000 of the face value of the 2007 Debentures were redeemed during the nine months ended April 30, 2010 and accordingly the Company reduced the derivative liability by that amount as well as an additional $92,556 based on the derivative liability per face value prior to the redemption.

The Debentures are due three years from the final Closing Date under the Purchase Agreement (the “Maturity Date”), unless prepayment of the Debentures is required in certain events, as described below.  The Debentures are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Corporation’s common stock for the twenty (20)trading days immediately preceding the date of conversion.  In addition, the Debentures provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Corporation or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Corporation.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

6.	Convertible debentures payable (continued):

amount called for redemption, plus (y) interest accrued through the day immediately preceding the date of redemption.

(i)	If fewer than all outstanding Debentures are to be redeemed, then all Debentures shall be partially redeemed on a pro rata basis.

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

The Company determined that the conversion feature of the 2007 Debentures represents an embedded derivative since the 2007 Debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible Debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures. Such discount will be accreted from the date of issuance to the maturity date of the 2007 Debentures. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations. The $505,000 face amount of the 2007 Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2007 Debenture resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $210,878.

The Company issued 1,500,000 shares of its common stock to Divine and/or its designees as consideration for its services as the placement agent in connection with the financing transaction described above.

The following table summarizes the balance sheet amounts as of April 30, 2010, as well as the amounts included in the consolidated statement of operations for the nine months ended April 30, 2010.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

6.           Convertible debentures payable (continued):

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$ 18,172	$ 437,194	$ 205,000	$ 157,560

Operating Statement

Debentures	Debt issuance costs (interest expense)	Increase in derivative liability

2007	$ 17,124	$ 76,416

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

The following amounts were recorded for the 2007 debentures:

	1	2	3	4	5	6
A)	10/28/07	12/10/07	1/8/08	2/8/08	4/30/08	6/10/08
B)	$240,000	$80,000	$50,000	$55,000	$40,000	$40,000
C)	$0.08	$0.165	$0.115	$0.11	$0.04	$0.02
D)	$0.07	$0.068	$0.115	$0.1025	$0.04	$0.015
E)	$0.0525	$0.051	$0.08625	$0.076875	$0.03	$0.01125
F)	4,571,429	1,568,627	579,710	715,447	1,333,333	3,555,556
G)	$0.056	$0.145	$0.095	$0.087	$0.033	$0.02
H)	$256,000	$227,451	$55,072	$62,244	$44,000	$71,111

The initial total derivative liability recorded was $715,878.

7.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at April 30, 2010 and July 31, 2009 consist of the following:

	April	July

Notes payable	$208,159	$175,144
Notes payable, related parties [A]	306,031	245,296
Convertible debentures, net of discount of $47,440 (April) and $151,096 (July)	157,560	172,904
	$671,750	$593,344

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

7.	Convertible and other promissory notes and long-term debt, including related parties (continued):

	April	July

Less current portion	514,190	420,440

Long-term debt, net of current portion	$157,560	$172,904

[A]	The following table summarizes the activity of notes payable, related parties for the nine months ended April 30, 2010:

Balance, August 1, 2009	$245,296

Issuance of new notes	68,285
Repayment of notes	(7,550)

Balance, April 30, 2010	$306,031

8.	Stockholders’ deficit:

Common stock

On September 24, 2009, the Company issued 16,666,667 shares of its common stock upon the conversion of $65,000 of convertible debentures. The shares were converted at $0.0039 per share.

On February 9, 2010 the Company issued 18,000,000 shares of its common stock upon the conversion of $54,000 of convertible debentures.  The shares were converted at $0.003 per share.

On April 1, 2010 the Company redeemed 123,069 shares of its Series A Preferred Stock (the “Preferred Stock”) by issuing 55,940,455 shares of its common stock. The shares were converted at $0.022 per share based upon the conversion terms in the certificate of Designation of the Preferred Stock.

 Stock options and warrants

 In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 stock Option Plan and 300,000 under the 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the Company’s common stock. On August 10, 2009 the Company granted options to purchase 10,000,000 shares of the Company’s common stock under the 2007 Plan. The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model. The options were fully-vested at the date of the grant and therefore the Company recorded $100,000 of stock based compensation for the nine months ended April 30, 2010.  As of April 30, 2010 there were options to purchase 16,500,000 shares of the Company’s common stock outstanding under the 2007 Stock Option Plan.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

8.	Stockholders’ deficit (continued):

Stock options and warrants (continued)

A summary of the activity of the Company’s outstanding options and warrants during the nine months ended April 30, 2010 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2009	13,037,107	$ 0.09
Granted	10,000,000	0.01
Exercised	-	-
Expired	-	-
Outstanding and exercisable at
April 30, 2010	23,037,107	$ 0.05

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$.01	10,000,000	4.03	$0.01
0.05	300,000	0.01	0.05
0.07 - 0.10	11,737,107	2.20	0.083
0.12	1,000,000	0.07	0.12

      The fair value of options granted to purchase our common stock were estimated on the date of the grant using the Black-Scholes Option Pricing Model with the following assumptions:

April 30, 2010
Expected dividend yield	0%
Expected stock price volatility	310%
Risk free interest rate	4.72%
Expected life of options	2

The weighted average remaining contractual life of the terms of the warrants and options is 6.5 years.

Minority Interest

In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

8.	Stockholders’ deficit (continued):

Minority Interest (continued)

Utilizing this guidance we classify the noncontrolling interest in IGAM in stockholders’ equity on our Consolidated Balance Sheets on a retrospective basis. In addition, consolidated net loss has been adjusted to include the net loss attributed to the noncontrolling interest in IGAM.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 and 2009

9.	Agreements (continued):

been no significant progress on product development and we continue to explore alternative avenues for development of our technology.

The future milestones and potential shares to be issued are as follows:

Hiring of staff and readying of equipment	500,000
Demonstration of working single-junction solar cell with efficiency greater than 4%	500,000
Demonstration of working single-junction or multiple junction cell with efficiency greater than 10%	2,500,000

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of April 30, 2010, are as follows:

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

The federal statutory tax rate reconciled to the effective tax rate during the nine months ended April 30, 2010 and 2009, respectively, is as follows:

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2009 and 2008.  The financial statements presented for the three and nine months ended April 30, 2010 and 2009 include the Company, Nuvo, its wholly-owned subsidiary and Interactive Games, Inc., its majority owned subsidiary, a Florida Corporation.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three and nine months ended April 30, 2010 and 2009 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately 2,253,000, and an accumulated shareholders’ deficit of approximately $1,888,400 as of April 30, 2010.  Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended April 30, 2010, net cash used in operating activities was $93,632 compared to $290,935 for the nine months ended April 30, 2009.  Net loss was $572,472 for the nine months ended April 30, 2010 compared to $787,001 for the nine months ended April 30, 2009. The net loss in the current period includes non-cash expenses of $333,196 of which $142,283 is depreciation and amortization and $118,281 is the result of stock based compensation, including deferred stock compensation of $18,281 and option related costs of $100,000. Additional non cash expenses were $76,416 associated with the fair market valuation of the convertible debentures.

Net cash provided by financing activities for the nine months ended April 30, 2010 was $93,750 compared to $103,486 for the nine months ended April 30, 2009. For the nine months ended April 30, 2010, the Company received net proceeds of $102,785 on the issuance of notes payable, of which $68,285 was from to related parties.  The Company also repaid $9,035 of notes payable, of which $7,550 were to related parties. For the nine months ended April 30, 2009 the Company received proceeds of $133,848 on the issuance of notes payable.

For the nine months ended April 30, 2010, cash and cash equivalents increased by $118 compared to a decrease in cash and cash equivalents of $575 for the nine months ended April 30, 2009.  Ending cash and cash equivalents at April 30, 2010 was $422 compared to $367 at April 30, 2009.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

Although our balance sheet includes current liabilities of $2,131,858, a portion of this amount are in the form of a derivative liability of $437,194 and convertible notes of $300,000.  These amounts, plus any accrued and unpaid interest, may be converted to common stock, thereby reducing our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a publicly traded company.

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

OPERATING EXPENSES

Operating expenses for the three and nine months ended April 30, 2010 were $73,109 and $322,159, respectively compared to expenses of $111,655 and $427,681 for the three and nine months ended April 30, 2009.  The current year expenses include salaries and stock compensation costs of $118,281 comprised of the Black Sholes option model costs of $100,000 for options granted to purchase 10,000,000 shares of common stock at an exercise price of $0.01, expiring in August 2019 and $18,281 of deferred stock compensation expensed.  Legal and accounting expenses were $49,833, management and consulting fees of $127,000 are comprised of wages accrued to our chief executive officer ($90,000), our corporate secretary ($27,000), and payments of $9,000 to our CFO and $1,000 to a Company controlled by our corporate secretary. Other expenses of $37,045 include $21,503 of amortization and depreciation expense and general and administrative costs of $15,542.

OTHER INCOME (EXPENSE)

Other expenses for the three and nine months ended April 30, 2010 was $320,744 and $240,313 respectively compared to expenses of $264,733 and $359,320 for the three and nine months ended April 30, 2009.  The increase in derivative liabilities included in other expenses for the three and nine months ended April 30, 2010 was $264,228 and $76,416, respectively.  Interest expense for the three and nine months ended April 30, 2010 and 2009 is summarized as:

	Three months ended		Nine months ended
	April 30,		April 30,
	2010	2009	2010	2009

Amortization of debenture note discounts	$42,736	$98,304	$120,780	$186,648
Debenture interest	3,019	6,681	11,430	21,123
Notes interest, related	7,142	6,538	21,256	17,393
Notes and other interest	4,868	4,293	14,362	13,145

	$57,765	$115,816	$167,828	$283,309

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended April 30, 2010.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). As required ASC 718, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. There are 23,037,107 stock options outstanding as of April 30, 2010.

The Company granted options to purchase 10,000,000 shares of common stock during the six months ended January 31, 2010. The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model. The options were fully-vested at the date of the grant and therefore the Company recorded $100,000 of stock based compensation for the nine months ended January 31, 2010.

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

ITEM 4T.
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of April 30, 2010 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus it’s efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

China Nuvo Solar Energy, Inc.
(Registrant)

Date: June 21, 2010	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer