Form 10-K
period 2010-07-31
CHINA NUVO SOLAR ENERGY INC
filed 2010-11-12
CIK 1126411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: JULY 31, 2010

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

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of November 10, 2010 was $744,372, based on the last sale price of the issuers common stock ($0.0025 per share) as reported by the OTC Bulletin Board.

The Registrant had 375,558,301 shares of common stock outstanding as of November 1, 2010.

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

Through July 31, 2010, we operated in only one industry segment.

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

We were working to develop, with plans to eventually manufacture and market in conjunction with strategic partners, innovative solar cells and solar power products for a wide range of applications based on our technology that increases light-trapping while enabling a variety of materials to be used.  Our primary technology employs multiple stacked solar cells in a ceramic sleeve that uses nano-particles and crystal wave guides to carry light from the opening down to the last junction in the solar cell.  Competitors’ processes that use vacuum chambers (instead of a ceramic sleeve) generally don’t allow for material substitution because of contamination issues. We believe our primary technology also will allow manufacturers to quickly and economically shift to new materials if a shortage of any one type of material occurs. We believe our technology will offer a flexible, cost-effective solution for increased light-trapping and therefore increased efficiency.

Our business plan focused on developing cost-effective, highly-efficient, environmentally-friendly solar energy products.  We plan to enter into strategic partnerships with companies that can help advance our technology and may also acquire technologies and businesses that will help us implement our business strategy in certain circumstances.  In order to do so, we must develop working prototypes that can be readily adapted to larger scale production and manufacturing.  To date we have not developed any prototypes and do not have any strategic working relationships to further our business plan.

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

During the past year the Company searched for a U.S.-based technology advisor or chief technology officer to assist the Company with the development of its photovoltaic intellectual property.  The Company believes that if the technology can be proven effective utilizing a production ready prototype, it will be able to attract a strategic partner to assist in the development of production and manufacturing activities.  However, the Company has not been successful in finding a candidate, and therefore has made no progress in developing any prototype.

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

At July 31, 2010, we had a total of $605,000 in debt that is convertible into shares of our common stock at a discount of up to 25% of the market price for our common stock at any given time.  The conversion of any or all of this debt could result in significant dilution to our stockholders at the time such debt is converted.

We currently have stock options and common stock purchase warrants outstanding that may be exercisable at prices below the market price for our common stock at any given time that could result in significant dilution to our stockholders.

At July 31, 2010, we had a total of 18,225,000 stock options and common stock purchase warrants outstanding exercisable at a weighted average exercise price of $0.04 at that date.  The conversion of any or all of these options and warrants could occur at prices below the market price of our common stock at a given time and could cause substantial dilution to our stockholders.  In addition, as we seek to raise additional capital to fund our future business operations, we could issue additional stock options and warrants at prices below market that cause additional dilution to our stockholders.

We may fail to successfully bring to market products based on our technology, which may prevent us from achieving product sales and market share.

We had expected to derive a substantial portion of our revenues from sales of new solar power products that were under development, however we didn’t successfully develop any new solar power products or technologies, we will likely be unable to recover the losses we  incurred to develop these products and technologies and have been unable to establish our sales and market share and become profitable.

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

We may be required to establish strategic relationships with third parties in the solar power industry, including in international markets.  Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We currently do not have and we can provide no assurance that we will be able to establish any strategic relationships in the future.

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

Our management team has limited experience in the alternative energy sector, and to date our management team has been unable to execute on its business strategies, and our product development, the establishment of manufacturing operations and distribution network and our sales and marketing activities have been materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

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

ITEM 2. PROPERTIES.

Our executive offices are located at 319 Clematis Street – Suite 703, West Palm Beach, Florida 33401 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated.  This space was provided to rent free during the year ended July 31, 2010 and included the use of office space and the occasional use of fax machines, copy machines and other office equipment for which we paid nominal service fees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)           Market information.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board” under the trading symbol “CNUV”.  The following table lists the high and low bid information for our common stock as quoted on the OTC Bulletin Board for the fiscal years ended 2009 and 2010, respectively:

	Price Range
Quarter Ended	High ($)	Low ($)
October 31, 2008	$.027	$.01
January 21, 2009	0.16	.005
April 30, 2009	.01	.004
July 31, 2009	.014	.005

October 31, 2009	.013	.0065
January 21, 2010	.008	.0035
April 30, 2010	.006	.0035
July 31, 2010	.0055	.0026

The above quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)           Holders.

The number of record holders of our common stock as of November 11, 2010, was approximately 83 based on information received from our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c)           Dividends.

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

 (d)           Securities authorized for issuance under equity compensation plans.

We have the following securities authorized for issuance under our equity compensation plans as of July 31, 2010.  This includes our 2002 Stock Option Plan, covering up to 1,000,000 shares of our common stock, our 2003 Stock Option Plan covering up to 2,500,000 shares of our common stock and our 2007 Stock Option Plan covering up to 18,000,000 shares of our common stock.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	16,500,000	$0.03	5,000,000
Total	16,500,000	$0.03	5,000,000

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

Recent Sales of Unregistered Equity Securities

On September 24, 2009, the Company issued 16,666,667 shares of its common stock upon the conversion of $65,000 of convertible debentures to non affiliated third parties. The shares were converted at $.0039 per share.

On February 9, 2010, the Company issued 18,000,000 shares of its common stock upon the conversion of $54,000 of convertible debentures to non affiliated third parties.  The shares were converted at $.003 per share.

On April 1, 2010 the Company issued 55,940,455 shares of its common stock upon the two year mandatory conversion of the Company’s preferred stock of $123,069 (the “Stated Value”). Per the terms of the Certificate of Designation, the preferred stock converted at the result of the Stated Value multiplied by 120%, divided by the average of the closing price for the twenty (20) days prior to the conversion multiplied by seventy five percent (75%).  This conversion represents only a portion of the preferred stock outstanding.  The remaining amount of preferred stock outstanding at July 31, 2010 is $314,172 and the holders of those shares and the Company have agreed to extend the mandatory conversion period for one additional year to July 27, 2011.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2010 and 2009.

The independent auditors’ report on our financial statements for the years ended July 31, 2010 and 2009 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

(a)           Liquidity and Capital Resources.

For the year ended July 31, 2010, net cash used in operating activities was $108,250 compared to $133,082 for the year ended July 31, 2009.  Net loss was $772,061 for the year ended July 31, 2010 compared to $787,050 for the year ended July 31, 2009. The net loss in the current period includes net non-cash expenses of $628,551, of which $333,403 are related to impairments of assets, $123,908 are costs associated with the issuance of common stock and warrants and $171,240 of depreciation and amortization.  These non cash expenses were offset by a decrease in the derivative liability of $154,188 and a change in the minority interest of $5,036.  The net loss in the year ago period includes net non-cash expenses of $388,352 of which $157,708 are costs associated with the issuance of common stock and warrants and $304,950 of depreciation and amortization expense.  These expenses were offset by a change in of $74,402 for minority interest.

Net cash used in investing activities for the year ended July 31, 2009 of $39,900 was a result of payments made to acquire intellectual property rights.

Net cash provided by financing activities for the year ended July 31, 2010 was $108,350 compared to $172,344 for the year ended July 31, 2009. For the year ended July 31, 2010 the Company received net proceeds of $79,485 and $37,900 for the issuance of related party notes payable and third party notes respectively, and repaid $7,550 and $1,485 of related party and third party notes payable respectively. For the year ended July 31, 2009, the Company received net proceeds of $157,405, offset by the repayment of $4,409 of notes payable.  Additionally the Company received payments of $19,848 from collections on notes and interest receivables.

For the year ended July 31, 2010, cash and cash equivalents increased by $100 compared to a decrease of $638 for the year ended July 31, 2009.  Ending cash and cash equivalents at July 31, 2010 was $404 compared to $304 at July 31, 2009.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

(b)              Results of Operations.

OPERATING EXPENSES

Operating expenses for the year ended July 31, 2010 were $392,679 compared to expenses of $520,168 for the year ended July 31, 2009.  The 2010 expenses were comprised management fees of $166,000, stock compensation costs of $123,908 comprised of deferred stock compensation costs, legal and accounting costs of $58,348 and general and administrative costs of $44,423. The 2009 expenses includes stock compensation costs of $157,708 comprised of deferred stock compensation expensed, management fees paid to related parties of $180,750, consulting and accounting and legal costs of $66,109 and $47,533 respectively and $68,068 of general and administrative costs.

OTHER INCOME (EXPENSE)

Other expenses, net for the year ended July 31, 2010 was $379,382 compared to $270,048 for the year ended July 31, 2009.  The change in derivative liabilities included in other income (expenses) for the years ended July 31, 2010 was $154,188 compared to an expense of $96 for the year ended July 31, 2009.  Interest expense for the years ended July 31, 2010 and 2009 is summarized as:

	July 31,
	2010	2009

Amortization of debenture note discounts	$142,753	$277,390
Debenture interest	14,350	26,951
Notes interest, related	28,637	24,383
Note and other interest	19,610	17,605

	$205,350	$346,329

(c)           Off-Balance sheet arrangements

During the fiscal year ended July 31, 2010, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $505,000 of debt outstanding as of July 31, 2010, which has been borrowed at fixed rates ranging from 8% to 12% All of this fixed rate debt is due on demand or is due during the current fiscal year.

ITEM 8.  FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that as of July 31, 2010 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

In connection with the 2009 audit and the 2010 quarterly reviews, our independent registered public accounting firm has advised us and our Board of Directors that there are material weaknesses in our internal controls and procedures.  The identified material weaknesses primarily relate to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process.  These material weaknesses have caused significant delays in our financial reporting process.  We are currently considering certain steps to correct the material weaknesses by enhancing our reporting process in the future.  Enhancing our internal controls to correct the material weaknesses will result in increased costs to us.

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

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)           Identification of directors and executive officers.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position
Henry Fong	75	President, Chief Executive Officer and Director
Stephen D. King	55	Director
Richard W. Perkins	79	Director
Barry S. Hollander	53	Chief Financial Officer
Thomas B. Olson	44	Secretary

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

We currently have no standing audit or nominating committees of our board of directors.  Our entire board of directors currently performs these functions.  While we currently have no standing audit or nominating committee, we have determined that Mr. Perkins would be considered an audit committee financial expert.

Director Independence

Our board of directors has four directors and has no standing sub-committees at this time due to the associated expenses and the small size of our board.  We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent, however, the board has determined that Stephen D. King and Richard W. Perkins,  are each “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence.

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

ITEM 11. EXECUTIVE COMPENSATION.

(m)           General.

The following tables set forth all of the compensation awarded to, earned by or paid to:

In Table (1):  (i) each individual serving as our principal executive officer during the fiscal years ended July 31, 2010 and 2009; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended July 31, 2010 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

(n)           Summary compensation tables.

Table 1. Summary Compensation of Executive Officers

Name and Principal Position	Year	Salary (1)	Bonus	Equity Awards (2)	Option Awards(2)	All Other Compensation	Total
Henry Fong Chief Executive Officer & President	2010 2009	$120,000 $120,000	- -	- -	$20,000 -	- -	$140,000 $120,000

(1)	Based on an accrual of $10,000 per month. During the fiscal year ended July 31, 2010 Mr. Fong received cash compensation of $13,000 and is owed $273,000.

(2)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended July 31, 2010 and 2009, in accordance with SFAS 123(4) of stock option awards.  Assumptions used in calculating these amounts are included in Note 6 to our audited financial statements for the fiscal year ended July 31, 2010, which are included elsewhere in this report.

(o)           Narrative disclosure to summary compensation table.

There are no written agreements with respect to the employment of any of our executive officers including Mr. Fong.

In August 2007, the Board of Directors approved a bonus plan for Mr. Fong through which Mr. Fong is to be paid an annual bonus equal to 2.5% of the increase in market capitalization for the Company’s common stock.  There was no bonus accrued or paid for the fiscal years ended July 31, 2010 or 2009.

On August 10, 2009, the Board of Directors granted 2,000,000 options to purchase shares of common stock under our 2007 Stock Option Plan (the “2007 Plan”) to Mr. Fong.  The options granted have an exercise price of $0.01 per share (the market price of our common stock on the date of the grant) and expire August 10, 2019.  These options were valued using the Black-Scholes option pricing model and determined to have a value of $20,000, which amounts are included as “Option Awards” in the Summary Compensation Table for the fiscal year ended July 31, 2010.  No such awards were granted during the fiscal year ended July 31, 2009.

Beginning in July 2007, our board of directors authorized a management fee of $10,000 per month for Mr. Fong.  This amount is accrued and paid as cash flow permits.  As of July 31, 2009, Mr. Fong was owed $273,000 in accrued but unpaid management fees.

(p)           Outstanding equity awards at fiscal year end table.

The following table sets forth information regarding each unexercised option and non-vested stock award held by each of our named executive officers as of July 31, 2010.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry Fong	1,000,000 2,000,000	- -	$0.07 $0.01	11/27/2012 8/10/2019

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

On November 27, 2007, the Board of Directors granted 2,000,000 options to purchase shares of common stock under our 2007 Stock Option Plan (the “2007 Plan”) to each of our independent directors Messrs. King, Perkins and Dahl.  Mr. Dahl resigned as a director on December 15, 2009.  The options granted have an exercise price of $0.01 per share (the market price of our common stock on the date of the grant) and expire August 10, 2019.  These options were valued using the Black-Scholes option pricing model and determined to have a value of $60,000, or $20,000 per director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(d)           Securities authorized for issuance under equity compensation plans.

We have the following securities authorized for issuance under our equity compensation plans as of July 31, 2010.  This includes our 2002 Stock Option Plan, covering up to 1,000,000 shares of our common stock, our 2003 Stock Option Plan covering up to 2,500,000 shares of our common stock and our 2007 Stock Option Plan covering up to 18,000,000 shares of our common stock.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	16,500,000	$0.03	5,000,000
Total	16,500,000	$0.03	5,000,000

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

Name of Beneficial Owner	Number of shares Of Preferred Stock Beneficially Owned	Percent of Preferred Stock (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock (1)

Henry Fong 319 Clematis Street – Ste 703 West Palm Beach, FL 33401	200,583 (2)	63.8%	25,760,799 (3)	6.8%
Stephen D. King 900 IDS Center 80 South 8th Street, Minneapolis, MN 55402			4,000,000 (4)	1.1%
Richard W. Perkins 730 E Lake Street Wayzata, MN 55391			30,742,406 (5)	8.1%
All Executive Officers and Directors as a Group (5 persons)	200,583	63.8%	63,512,326 (6)	16.4%
Wayne W. Mills 2125 Hollybush Rd Medina, MN 55340			26,196,959 (7)	7.0%
Gulfstream Financial Partners 319 Clematis Street – Ste. 703 West Palm Beach, FL 33401	36,110 (8)	11.5%	17,930,650 (8)	4.8%
Barry Hollander 319 Clematis Street, Suite 703 West Palm Beach, FL. 33401			3,009,121 (9)	0.8%

__________

(1)	As of October 31, 2010, 375,558,292 shares of our common stock and 314,172 of our preferred stock were outstanding.
(2)
Includes (i) 36,110 shares of preferred stock held by a partnership in which Mr. Fong is the managing partner,and (ii) 164,473 shares of preferred stock held by a corporation in which Mr. Fong is an officer,

(3)
In addition to 1,692,591 shares of common stock, this includes: (i) 3,000,000 shares underlying options granted under our 2007 Stock Option Plan; (ii)  17,930,650 shares of common stock  owned by Gulfstream Financial Partners, of which Mr. Fong is the managing partner (which is separately identified in this stockholder table); (iii) 587,400 shares of common stock owned by a corporation in which Mr. Fong is an officer and director; (iv) 439,533 shares of common stock held by another corporation in which Mr. Fong is an 80% shareholder; and (v) 2,000,000 shares owned by Mr. Fong’s children.

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

(6)	Includes 10,400,000 shares underlying options granted under our 2007 Stock Option Plan, and warrants to purchase 1,000,000 shares of our common stock.
(7)
Includes (i) 15,999,996 shares of common stock held directly by Mr. Mills, (ii)  warrants to purchase 500,000 shares of common stock each held by a limited liability company of which Mr. Mills is the sole member, and (iii) 9,696,963 shares held by limited liability company of which Mr. Mills holds 50% of the membership interest.

(8)	Mr. Fong, our President, Chief Executive Officer and Director, is a partner of Gulfstream Financial Partners.
(9)	Includes 1,400,000 shares underlying options granted under our 2007 Stock Option Plan.

 (c)           Changes in control.

We are not aware of any arrangements that could result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)           Transactions with related persons.

During the fiscal year ended July 31, 2009, we issued promissory notes totaling $33,500 to Henry Fong, our President and Chief Executive Officer.  We also converted $30,739 of principal and $1,274 of accrued interest due Mr. Fong to 6,437,874 shares of common stock, at a conversion price of $0.0049725 per share. There were no additional loans or loan repayments involving these entities during the year ended July 31, 2010.  As of July 31, 2010 we owe Mr. Fong a principal balance of $5,500 with accrued interest of $1,118 at July 31, 2010.  The remaining balance outstanding carries an interest rate of 10% and is due on demand.

During the fiscal year ended July 31, 2010 we issued promissory notes totaling $29,450 to corporations controlled by Mr. Fong and repaid $7,550 of notes owed Mr. Fong. During the fiscal year ended July 31, 2009, we issued promissory notes totaling $69,850 to corporations controlled by Mr. Fong and repaid $4,409 of notes.  During 2009, we also converted $42,393 of principal and $2,099 of accrued interest due the corporations to 8,947,596 shares of common stock, at a conversion price of $0.0049725 per share.  As of July 31, 2010, we owed the corporations $55,841 in principal and accrued interest of $5,276.  The remaining balances on these notes carry an interest rate of 10% and are due on demand.

During the fiscal year ended July 31, 2009 we issued a promissory note with a stated interest rate of 8% per annum in the amount of $17,500, to Richard Perkins, a director of the Company. This amount remains outstanding at July 31, 2010 as well as accrued and unpaid interest of $2,428. The note is due on demand and at the option of the lender, the principal and any accrued and unpaid interest may be converted to shares of common stock of the Company at $0.01 per share. In addition we owe a limited partnership controlled by Mr. Perkins  in the form of a convertible promissory note $125,000 as of July 31, 2010 as well as accrued and unpaid interest of $38,014.The note may be converted at a fifteen percent (15%) discount to the price of any offering the Company does that raises a minimum of $500,000. This note is due December 31. 2010.  There were no additional loans or loan repayments involving these entities during the year ended July 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RR Hawkins & Associates, International (f/ka/ Hawkins Accounting, Inc.) served as our certifying accountant for the fiscal years ended July 31, 2010 and 2009.

Audit Fees

Fees for audit services billed for the fiscal year ended July 31, 2010 and 2009 were $31,500 and $40,550 respectively and consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregated fees billed in the fiscal years ended July 31, 2010 and 2009 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed in the fiscal year ended July 31, 2010 and 2009 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed in the fiscal year ended July 31, 2010 and 2009 for any other service provided by Hawkins accounting.

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

CHINA NUVO SOLAR ENERGY, INC.
(Registrant)

Date: November 10, 2010	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer

By: /s/ Barry S. Hollander
Barry S. Hollander
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 10, 2010	/s/ Henry Fong
Henry Fong
Director

Date: November 10, 2010	/s/ Stephen D. King
Stephen D. King
Director

Date: November 10, 2010	/s/ Richard W. Perkins
Richard W. Perkins
Director

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED JULY 31, 2010 AND 2009

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

Board of Directors
China Nuvo Solar Energy, Inc.
West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of China Nuvo Solar Energy, Inc. as of July 31, 2010, the related statements of operations, stockholders’ equity and cash flows for the years ending July 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Nuvo Solar Energy, Inc. as of July 31, 2010, the results of operations and its cash flows for the year ended July 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, a PC
November 10, 2010
Los Angeles, CA

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets
For the Years Ended July

Assets
	2010	2009

Current Assets
Cash	$404	$304
Notes and interest receivable, related parties	36,276	36,276

Total current assets	36,680	36,580

Fixed assets, less accumulated depreciation of $14,208 (2010)
and $11,872 (2009)	—	2,336
Solar intellectual property, less accumulated depreciation of
$ 106,497 (2010) and $80,165 (2009)	—	359,735
Debt issuance costs	12,464	59,204

Total assets	$49,144	$457,855

Liabilities and Shareholders’ Deficit

Current liabilities:
Accrued liabilities, related parties	$836,770	$682,242
Accounts payable and accrued expenses	392,544	352,588
Derivative liability convertible debentures	206,590	572,334
Notes payable	211,559	175,144
Notes payable, related parties	317,231	245,296

Total current liabilities	1,964,694	2,027,604

Long-term liabilities:
Convertible debentures payable, net	173,644	172,904

Total liabilities	2,138,338	2,200,508

Shareholders’ deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
314,172 (2010) and 437,241 (2009) shares issued and outstanding	314,172	437,241
Common stock, $.001 par value, 475,000,00 shares authorized;
375,558,301 issued and outstanding (2010) and 284,951,179 (2009)	375,558	284,951
Minority interest	(140,724)	(135,688)
Deferred compensation	-	—
Additional paid-in capital	8,821,369	8,358,351
Retained earnings	(11,459,569)	(10,687,508)

Total shareholders' deficit	(2,089,194)	(1,742,653)

Total liabilities and shareholders' deficit	$49,144	$457,855

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Operations
For the Years Ended July 31, 2010 and 2009

			From Inception
			April 16, 2006-
	2010	2009	July 31, 2010

Revenues:
Revenues	$-	$3,166	$9,766
Cost of revenues	-	-

Gross profit	-	3,166	9,766

Operating costs and expenses:
Selling, general and administrative
Bonus, related party		-	275,561
Consulting fees	-	66,109	331,859
Management and consulting fees, related parties	166,000	180,750	711,000
Salaries including stock compensation cost	123,908	157,708	853,626
Legal and accounting	58,348	47,533	239,420
Other	44,423	68,068	340,658

Total operating costs and expenses	392,679	520,168	2,752,124

Operating loss	(392,679)	(517,002)	(2,742,358)

Other income (expenses)
Interest expense, related parties	(28,638)	(24,382)	(88,873)
Interest expense, other	(176,712)	(321,947)	(842,946)
Interest income, related parties	147	1,975	4,779
Minority interest	5,036	74,402	140,724
Write off intellectual property	(333,403)		(333,403)
Loss on investmet in subsidiary			(8,000,000)
Fair value adjustment of derivative liabilities	154,188	(96)	412,568

Total other income (expenses)	(379,382)	(270,048)	(8,707,151)

Net loss	$(772,061)	$(787,050)	$(11,449,509)

Basic and diluted net loss per common share **	(0.01)	(0.01)

Basic and diluted weighted average common
shares outstanding	326,246,395	215,342,414

**Less than $.01

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit

			Additional					Total
	Common stock		paid-in	Deferred			Accumulated	stockholders'
	Shares	Amount	capital	compensation	Minority interest	Preferred stock	(deficit) equity	deficit

Balance at August 1, 2007	193,552,462	$193,552	$6,474,764	$-	$-	$535,891	$(8,590,229)	$(1,386,022)

Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448					326,922

Issuance of shares for services	1,650,000	1,650	350,850	(235,000)				117,500

Amortization of deferred compensation			0	101,667				101,667

Issuance of options and warrants			328,375					328,375

Issuance of shares pursuant to conversion of notes and interest payable	1,000,000	1,000	99,000					100,000

Issuance of shares for purchased technology	2,000,000	2,000	148,000					150,000

Sale of subsidiary common stock			50,000					50,000

Issuance of shares of subsidiary common stock for notes and
and interest payable, related parties			300,023		(61,286)			238,737

Net loss							(1,310,229)	(1,310,229)

Balances, July 31, 2008	204,676,437	204,676	8,071,460	(133,333)	(61,286)	535,891	(9,900,458)	(1,283,050)

Issuance of shares upon conversion of subordinated
debentures and accrued interest	41,904,256	41,904	142,732					184,636

Issuance of shares upon conversion of notes payable, related and
accrued interest payable, related	15,385,470	15,385	61,119					76,504

Issuance of shares upon conversion of accounts payable, related	1,287,692	1,288	6,087					7,375

Issuance of common stock upon mandatory conversion of
preferred stock	21,697,324	21,697	76,953			(98,650)		0

Amortization of deferred compensation				133,333				133,333

Minority interest					(74,402)			(74,402)

Net loss							(787,050)	(787,050)
	284,951,179	284,951	8,358,351	-	(135,688)	437,241	(10,687,508)	(1,742,653)

Issuance of shares upon conversion of subordinated debentures	34,666,667	34,667	295,889					330,556

Minority interest					(5,036)			(5,036)

Warrants issued for services			100,000					100,000

Issuance of common stock upon mandatory conversion of
preferred stock	55,940,455	55,940	67,129			(123,069)		0
			-
Net loss							(772,061)	(772,061)

Balances July 31, 2010	375,558,301	$375,558	$8,821,369	-	$(140,724)	$314,172	$(11,459,569)	$(2,089,194)

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
ConsolidatedStatement of Cash Flows
For the Years Ended July 31, 2010 and 2009

			From Inception
			April 16, 2006-
	2010	2009	July 31, 2010

Cash flows from operating activities:
Net income (loss)	$(772,061)	$(787,050)	$(11,449,509)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:			(1,519,381)
Loss on impairment	333,403		8,333,403
Decrease in derivative liability	(154,188)	96	(416,854)
Change in minority interest	(5,036)	(74,402)	(140,724)
Amortization of discount on debentures payable	119,740	252,770	826,612
Amortization of debt issuance costs	22,832	24,620	118,793
Common stock and warrant based compensation	123,908	157,708	1,285,215
Depreciation	2,336	1,560	7,771
Amortization of intellectual property	26,332	26,000	106,498
Change in operating assets and liabilities:			314,319
Decrease (increase) in prepaid expenses and other current assets	-	53,400	12,917
(Increase) in notes and interest receivable	-	(1,975)	(32,324)
Increase in accounts payable and accrued expenses	39,956	55,816	289,301
Increase in amounts due to related parties	154,528	158,375	883,994
Net cash used in operating activities	(108,250)	(133,082)	(1,379,969)

Cash flows from investing activities:
Purchase of property and equipment	-	(39,900)	(293,401)

Net cash used in investing activities	-	(39,900)	(293,401)

Cash flows from financing activities:
Proceeds from sale of common stock			687,500
Proceeds from issuance of related party notes payable	79,485	-	600,485
Proceeds from debentures payable	-	-	505,000
Proceeds from sale of subsidiary common stock			50,000
Proceeds from payments received on notes receivable, related parties	-	19,848	19,848
Placement fees paid	-	-	(75,650)
Proceeds from advances and loans	37,900	157,405	579,383
Payment of related party notes payable	(7,550)	(4,409)	(482,327)
Payment to related party for notes receivable	0	(500)	(23,800)
Payment of notes payable	(1,485)	-	(221,839)
Increase in bank overdraft	-	-	0
Net cash provided by financing activities	108,350	172,344	1,638,600

Net increase (decrease) in cash and cash equivalents	100	(638)	(34,770)

(Continued)

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Cash Flows (Continued)
For the Years Ended July 31, 2010 and 2009

			From Inception
			April 16, 2006-
	2010	2009	April 30, 2010

Cash and cash equivalents, beginning of period	304	942	35,174

Cash and cash equivalents, end of period	$404	$304	$404

Supplemental disclosures of cash flow information:		-
Cash paid during the year for interest	$1,880	$17,571	$100,220
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable,
subordinated debentures and services	$119,000	$268,515	$3,252,055
Fair value of subsidiary common stock issued for notes and
interest payable	$-	$-	$300,023
Common stock issued in connection with merger			$133,333

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2010 AND 2009

1.	Organization, basis of presentation and summary of significant accounting policies:

Organization

China Nuvo Solar Energy, Inc. (the “Company”), was formerly known as Interactive Games, Inc., a Nevada Corporation ("Interactive").

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

THE YEARS ENDED JULY 31, 2010 AND 2009

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

On June 9, 2006 Nuvo signed a license agreement with Photovoltaics.com, Inc. (“PV”), Hutchinson Island, Florida.  Nuvo acquired exclusive worldwide rights to PV's solar cell technology relating to a multiple stacked solar cell using wave guide transfers. This license agreement includes all patents issued pursuant to certain patent applications or amendments that have been filed and the rights to use all applicable copyrights, trademarks and related intellectual property obtained on or in connection with the process and products. As consideration for this license, Nuvo paid a total aggregate license fee of $250,000.   The term of the license is for 10 years, automatically renewable for successive   ten year terms under the same terms and conditions as provided for in this agreement.  Through July 31, 2010 the Company had amortized $104,166 of the $250,000.  As of July 31, 2010 the Company has been unable to commercialize the license and management believes the asset has been permanently impaired and accordingly has expensed the remaining $145,834 of the intellectual property acquired, and such amount is included in other expenses for the year ended July 31, 2010.  Nuvo also agreed to pay PV a fee of $180,000 over the first three years of the agreement to act as a consultant.

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

THE YEARS ENDED JULY 31, 2010 AND 2009

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

None of the above have been met as October 29, 2010, and the Company is not currently working with PMI.

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company. The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide. The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and initially, increased its intellectual property asset by $150,000 on the balance sheet. As of July 31, 2010 the Company reviewed this asset and as part of the review determined that since the Company has not been able to commercialize the technology and is currently not pursuing the commercialization of the technology that the asset has been permanently impaired. Accordingly, the Company has recorded an impairment expense of $150,000, included in other expenses for the year ended July 31, 2010.

On December 10, 2008 we executed a Patent and Trademark Purchase Agreement (the “Purchase Agreement”) with PV.  Nuvo acquired certain patent rights and trademarks in exchange for $39,900.  Accordingly, the Company increased its intellectual property by $39,900 which is included in the balance sheet presented herein. Through July 31, 2010 the Company had amortized $2,331 of the $39,900.  As of July 31, 2010 the Company has been

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2010 AND 2009

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Organization (continued)

unable to commercialize the license and management believes the asset has been permanently impaired and accordingly has expensed the remaining $37,569 of the intellectual property acquired, and such amount is included in other expenses for the year ended July 31, 2010.

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,928,000 at July 31, 2010. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future. The debt financing may include loans from our officers and directors.  Although our balance sheet includes current liabilities of approximately $1,967,000, a portion of this amount are in the form of a derivative liability of $206,590 and convertible notes of $300,000 (of which $125,000 is a related party).  These amounts, plus other related party loans of approximately $229,000 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company.

As part of our initial planned operations, our main focus was to be the development of a viable manufacturing process for our technology.  As discussed above we initially planned that our arrangement with PMI would provide us with the facilities and expertise in China necessary to develop a pilot manufacturing process and eventually, a full manufacturing facility assuming the pilot process is successful.  Since this has not been successful we are continuing to develop our business plan. We do not intend to enter into any additional direct development of our technology.   Rather, we plan to become an incubator of the solar technology we currently own and technology that we may acquire in the future. We currently do not have any agreements to acquire any additional technology.  In order to acquire additional technology we would either have to raise additional money through equity or debt financing or in the alternative issue shares of our common stock. We intend to study the feasibility of sub-licensing or entering into other types of agreements with third parties, whereby the third party will compensate us by paying a license fee and subsequent royalties.  The compensation may be in the form of cash or in the licensee’s common stock.  Through our established relationships we plan to focus on the identification, acquisition and potential license or resale of renewable and alternative energy technologies. If we conclude that we are not able to acquire any additional technology, we may decide to longer be in the solar technology sector and may seek to merge with another entity in another industry.

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

THE YEARS ENDED JULY 31, 2010 AND 2009

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

Basis of presentation

The consolidated financial statements for the year ending July 31, 2010 and 2009 include the accounts of the Company and our majority owned subsidiary Interactive Entertainment Group, Inc, (f/k/a/ Interactive Games, Inc.) a Florida Corporation (“IGAM”) and and our wholly owned subsidiary Nuvo.  All of the intercompany accounts have been eliminated in consolidation.  Certain reclassifications to amounts reported in the July 31, 2009 consolidated financial statements have been made to conform to the July 31, 2010 presentation.

Significant accounting policies:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Intellectual Property

The Company records intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) Number 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets deemed to have indefinite lives are not subject to annual amortization. Intangible assets which have finite lives are amortized on a straight line basis over their remaining useful life; they are also subject to annual impairment reviews.  Upon the review as of July 31, 2010, the Company determined that their Intellectual Property has been permanently impaired and accordingly has expenses a total of $$333,403 for the year ended July 31, 2010, included in other expenses.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2010 AND 2009

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  The Company granted options to purchase 10,000,000 shares of common stock, of which 9,800,000 were granted to Directors and Officers.  The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model.  The options were fully vested at the date of the grant and therefore the Company included $100,000 of stock based compensation for the year ended July 31, 2010.. There are 18,225,000 stock options and warrants outstanding at July 31, 2010.

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

THE YEARS ENDED JULY 31, 2010 AND 2009

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Income taxes (continued)

by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at July 31, 2010 and 2009 were 394,846,418 and 197,272,401, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

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

THE YEARS ENDED JULY 31, 2010 AND 2009

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Recent accounting pronouncements

In  February  2010,  the FASB issued  Accounting  Standards  Update  ("ASU") No. 2010-09,  "Amendments to Certain Recognition and Disclosure  Requirements" ("ASU 2010-09"),  which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate  subsequent  events  through  the date that the  financial statements  are issued.  ASU 2010-09 is effective upon the issuance of the final update  and  did  not  have a  significant  impact  on the  Company's  financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Improving  Disclosures about Fair Value Measurements" ("ASU 2010-06"), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  ASU 2010-06 requires new disclosures on the amount and  reason for  transfers  in and out of Level 1 and 2 fair value measurements.  ASU 2010-06 also  requires  disclosure of  activities,  including purchases,  sales,  issuances,  and  settlements  within  the Level 3 fair value measurements  and  clarifies  existing  disclosure  requirements  on  levels  of disaggregation  and  disclosures  about  inputs and  valuation  techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.

In August 2009 the FASB issued  Accounting  Standards Update ("ASU") No. 2009-05 "Amendments to Certain Recognition and Disclosure Requirements", ("ASU 2009-05") which  is  included  in  the  ASC  Topic  820  (Fair  Value   Measurements   and Disclosures). ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 also clarifies that there is no  requirement to adjust the fair value related to the existence of a restriction  that prevents the transfer of the liability and that both a quoted  price in an active  market  for the  identical  liability  at the measurement date and the quoted price for the identical liability when traded as an asset in an active  market  when no  adjustments  to the quoted  price of the asset  are  required  are  Level 1 fair  value  measurements.  ASU 2009-05 was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company's financial statements.

In June 2009,  the FASB  issued  guidance  now  codified  as ASC 105,  Generally Accepted Accounting Principles as the single source of authoritative  accounting principles  recognized by the FASB to be applied by nongovernmental  entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those  issued by the SEC.  ASC 105 does not change current U.S.  GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative  literature  related  to a  particular  topic  in one  place.  The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2010 AND 2009

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Significant accounting policies (continued):

Recent accounting pronouncements (continued)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting  pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	Notes and interest receivable, related parties:

Notes and interest receivable, related parties at July 31, 2010 and 2009 are as follows:

	2010	2009

Due from VP Development	$31,300	$31,300
Due from E2000, Inc.	2,500	2,500
Interest on above amounts	2,476	2,476

	$36,276	$36,276

3. Solar Intellectual Property

Solar intellectual property at July 31, 2010 and 2009 are as follows:

	2010	2009
License for solar cell technology	$250,000	$250,000
Patents for solar cell technology	189,900	189,900
Accumulated amortization	(106,497)	(80,165)
Impairment	(333,403)	--
	$0	$359,735

Amortization expense for the years ended July 31, 2010 and 2009 was $26,332 and $26,000, respectively.

4.	Accrued liabilities, related parties:

Accrued liabilities, related parties at July 31, 2010 and 2009 are as follows:

	2010	2009

Officer bonus	$275,561	$275,561
Management fees	500,250	372,100
Accrued interest	60,959	34,581

	$836,770	$682,242

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2010 AND 2009

5.	Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions.  As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in Debentures under the Purchase Agreement.  We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes.  For the year ended July 31, 2010, debt issuance costs were $22,832. The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture.

At July 31, 2010 and 2009 the remaining face amount of the 2006 Debentures is $0.

On October 21, 2007 the Board of Director of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  During the year ended July 31, 2008, the Company executed a Securities Purchase Agreement with various accredited investors, whereby the Company sold in the aggregate $505,000 of the 2007 Debentures.  We received net proceeds of $429,350 after $75,650 of debt issuance costs (included in the accompanying balance sheet), paid to Divine, who acted as our placement agent.  The debt issuance costs will be amortized as debt issuance costs over the three year term of the 2007 Debentures.  The terms and conditions of the 2007 Debentures are the same as the 2006 Debentures.  Accordingly, fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.  The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $219,878.  Based on the revaluation of the 2007 Debentures at July 31, 2010, the Company recorded a credit to expense of $154,188 and decreased the derivative liability on the balance sheet by $154,188.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2010 AND 2009

5.	Convertible debentures payable (continued):

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2010 AND 2009

5.	Convertible debentures payable (continued):

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

The following table summarizes the balance sheet amounts as of July 31, 2010, as well as the amounts included in the consolidated statement of operations for the year ended July 31, 2010.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$ 12,464	$ 206,590	$ 205,000	$ 31,356

Operating Statement

Debentures	Debt issuance costs expenses	Increase (decrease) in derivative liability

2007	$ 22,832	$ 154,188

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

The initial total derivative liability initially recorded was $460,874.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2010 AND 2009

5.	Convertible debentures payable (continued):

The following amounts were recorded for the 2007 debentures:

	1	2	3	4	5	6
A)	10/28/07	12/10/07	1/8/08	2/8/08	4/30/08	6/10/08
B)	$240,000	$80,000	$50,000	$55,000	$40,000	$40,000
C)	$0.08	$0.165	$0.115	$0.11	$0.04	$0.02
D)	$0.07	$0.068	$0.115	$0.1025	$0.04	$0.015
E)	$0.0525	$0.051	$0.08625	$0.076875	$0.03	$0.01125
F)	4,571,429	1,568,627	579,710	715,447	1,333,333	3,555,556
G)	$0.056	$0.145	$0.095	$0.087	$0.033	$0.02
H)	$256,000	$227,451	$55,072	$62,244	$44,000	$71,111

The initial total derivative liability recorded was $715,878.

6.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at July 31, 2010 and 2009 consist of the following:

	2010	2009

Notes payable	$211,559	$175,144
Notes payable, related parties [A]	317,231	245,296
Convertible debentures, net of discount of $31,356 (2010) and $151,096 (2009)	173,644	172,904
	$702,434	$593,344

Less current portion	528,790	420,440

Long-term debt, net of current portion	$173,644	$172,904

[A] The following table summarizes the activity of notes payable, related parties for the year ended July 31, 2010:

Balance, August 1, 2009	$245,296
Issuance of new notes	79,485
Repayment of notes	(7,550)

Balance, July 31, 2010	$317,231

7.	Stockholders’ deficit:

Common stock

On September 24, 2009, the Company issued 16,666,667 shares of its common stock upon the conversion of $65,000 of convertible debentures. The shares were converted at $0.0039 per share.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2010 AND 2009

7.	Stockholders’ deficit (continued):

Common stock (continued)

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

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 and 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the Company’s common stock. On August 10, 2009 the Company granted options to purchase 10,000,000 shares of the Company’s common stock under the 2007 Plan. The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model. The options were fully-vested at the date of the grant and therefore the Company recorded $100,000 of stock based compensation for the year ended July 31, 2010.  As of July 31, 2010 there were options to purchase 16,500,000 shares of the Company’s common stock outstanding under the 2007 Stock Option Plan.

A summary of the activity of the Company’s outstanding options and warrants during fiscal 2010 and 2009 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2008	15,687,107	$ 0.10
Granted	-	-
Exercised	-	-
Expired	2,650,000.20
Outstanding and exercisable at
July 31, 2009	13,037,107	$ 0.09

Granted	10,000,000.01
Exercised	-	-
Expired	4,812,107	0.10
Outstanding and exercisable at
July 31, 2010	18,225,000	$ 0.04

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2010 AND 2009

7.	Stockholders’ deficit (continued):

Stock options and warrants (continued)

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$0.01	10,000,000	9.03	$ 0.01
0.05	300,000	0.04	0.05
0.07 - 0.10	6,925,000	6.89	0.072
0.12	1,000,000	0.07	0.12

The fair value of options granted to purchase our common stock were estimated on the date of the grant using the Black-Scholes Option Pricing Model with the following assumptions:

July 31, 2010
Expected dividend yield	0%
Expected stock price volatility	310%
Risk free interest rate	4.72%
Expected life of options	2 years

The weighted average remaining contractual life of the terms of the warrants and options is 7.6 years.

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

8.      Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of July 31, 2010, are as follows:

Deferred tax assets:
Net operating loss carryforward	$ 336,000
Less valuation allowance	(336,000)
Total net deferred tax assets	-

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2010 AND 2009

8.	Income taxes (continued):

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

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2010 and 2009, respectively, is as follows:

	2010	2009

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%