Form 10-Q
period 2010-10-31
CHINA NUVO SOLAR ENERGY INC
filed 2010-12-14
CIK 1126411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

Large accelerated filer [ ]                                                      Accelerated filer [ ]
Non-accelerated filer [ ]                                                      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ]Yes [x]No

Number of shares of common stock outstanding at December 10, 2010 was 375,558,292.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

Assets
	October 31, 2010	July 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash	$306	$404
Notes and interest receivable, related parties	36,276	36,276

Total current assets	36,582	36,680

Debt issuance costs	6,756	12,464

Total assets	$43,338	$49,144

Liabilities and Shareholders’ Deficit

Current liabilities:
Accrued liabilities, related parties	$1,011,297	$970,170
Accounts payable and accrued expenses	283,039	259,145
Derivative liability convertible debentures	300,037	206,590
Notes payable	216,559	211,559
Notes payable, related parties	317,231	317,231

Total current liabilities	2,128,163	1,964,695

Long-term liabilities:
Convertible debentures payable, net	189,728	173,644

Total liabilities	2,317,891	2,138,339

Shareholders’ deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
314,172 shares issued and outstanding	314,172	314,172
Common stock, $.001 par value, 1,475,000,000 shares authorized;
375,558,301 issued and outstanding	375,558	375,558
Minority interest	(141,393)	(140,724)
Deferred compensation	-	—
Additional paid-in capital	8,821,369	8,821,369
Retained earnings	(11,644,259)	(11,459,569)

Total shareholders' deficit	(2,274,553)	(2,089,195)

Total liabilities and shareholders' deficit	$43,338	$49,144

See accoompanying notes to financial statements.

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Operations
For the Three Months Ended October 31, 2010 and 2009

			From Inception
			April 16, 2006-
	2010	2009	October 31, 2010

Revenues:
Revenues	$-	$-	$9,766
Cost of revenues	-	-

Gross profit	-	-	9,766

Operating costs and expenses:
Selling, general and administrative
Bonus, related party		-	275,561
Consulting fees	-	-	331,859
Management and consulting fees, related parties	39,000	48,000	750,000
Salaries including stock compensation cost	-	106,094	853,626
Legal and accounting	15,000	8,070	254,420
Other	98	16,001	340,756

Total operating costs and expenses	54,098	178,165	2,806,222

Operating loss	(54,098)	(178,165)	(2,796,456)

Other income (expenses)
Interest expense, related parties	(7,610)	(6,723)	(96,483)
Interest expense, other	(30,203)	(61,381)	(873,149)
Interest income, related parties	-	147	4,779
Minority interest	669	366	141,393
Write off intellectual property	-		(333,403)
Loss on investmet in subsidiary	-		(8,000,000)
Fair value adjustment of derivative liabilities	(93,447)	164,444	319,121

Total other income (expenses)	(130,591)	96,853	(8,837,742)

Net loss	$(184,689)	$(81,312)	$(11,634,198)

Basic and diluted net loss per common share **	(0.01)	(0.01)

Basic and diluted weighted average common
shares outstanding	375,558,292	291,803,022

**Less than $.01

See accoompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit

			Additional					Total
	Common stock		paid-in	Deferred			Accumulated	stockholders'
	Shares	Amount	capital	compensation	Minority interest	Preferred stock	(deficit) equity	deficit

Balance at August 1, 2008	204,676,437	$204,676	$8,071,460	$(133,333)	$(61,286)	$535,891	$(9,900,458)	$(1,283,050)

Issuance of shares upon conversion of subordinated debentures	41,904,256	41,904	142,732					184,636

Issuance of shares upon conversion of notes payable, related and
accrued interest payable, related	15,385,470	15,385	61,119					76,504

Amortization of deferred compensation			0	133,333				133,333

Issuance of shares pursuant to conversion of accounts payable	1,287,692	1,288	6,087					7,375

Issuance of common stock upon mandatory conversion of
preferred stock	21,697,324	21,697	76,953			(98,650)		0

Minority interest					(74,402)			(74,402)

Net loss							(787,050)	(787,050)

Balances, July 31, 2009	284,951,179	284,951	8,358,351	-	(135,688)	437,241	(10,687,508)	(1,742,653)

Issuance of shares upon conversion of subordinated debentures	34,666,667	34,667	295,889					330,556

Warrants issued for services			100,000					100,000

Issuance of common stock upon mandatory conversion of
preferred stock	55,940,455	55,940	67,129			(123,069)		0

Minority interest					(5,036)			(5,036)

Net loss							(772,061)	(772,061)

Balances July 31, 2010	375,558,301	375,558	8,821,369	-	(140,724)	314,172	(11,459,569)	(2,089,194)

Minority interest					(669)			(669)

Net loss							(184,689)	(184,689)

Balances July 31, 2010	375,558,301	$375,558	$8,821,369	-	$(141,393)	$314,172	$(11,644,259)	$(2,274,553)

See accoompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
ConsolidatedStatement of Cash Flows
For the Three Months Ended October 31, 2010 and 2009

			From Inception
			April 16, 2006-
	2010	2009	October 31, 2010

Cash flows from operating activities:
Net income (loss)	$(184,689)	$(81,312)	$(11,644,259)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Net liabilities acquired			6,755,316
Loss on impairment	-		333,403
Decrease in derivative liability	93,447	(164,444)	(339,062)
Change in minority interest	(669)	(366)	(141,393)
Amortization of discount on debentures payable	16,084	46,717	634,578
Amortization of debt issuance costs	5,708	5,708	104,018
Common stock and warrant based compensation	-	106,094	853,626
Depreciation	-	586	5,478
Amortization of intellectual property	-	6,583	106,498
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	-	-	0
(Increase) in notes and interest receivable	-	-	(4,632)
Increase in accounts payable and accrued expenses	23,895	8,482	593,446
Increase in amounts due to related parties	41,127	28,324	1,264,243
Net cash used in operating activities	(5,098)	(43,628)	(1,478,740)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(293,401)

Net cash used in investing activities	-	-	(293,401)

Cash flows from financing activities:
Proceeds from sale of common stock	-		687,500
Proceeds from issuance of related party notes payable	5,000	1,200	455,485
Proceeds from debentures payable	-	-	505,000
Proceeds from sale of subsidiary common stock			50,000
Proceeds from payments received on notes receivable, related parties	-	-	19,848
Placement fees paid	-	-	(75,650)
Proceeds from advances and loans	-	50,035	583,640
Payment of related party notes payable	-	(7,550)	(207,727)
Payment to related party for notes receivable	-	-	(23,800)
Payment of notes payable	-	-	(221,839)
Increase in bank overdraft	-	8	(9)
Net cash provided by financing activities	5,000	43,693	1,772,448

Net increase (decrease) in cash and cash equivalents	(98)	65	306

(Continued)

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Cash Flows (Continued)
For the Three Months Ended October 31, 2010 and 2009

			From Inception
			April 16, 2006-
	2010	2009	April 30, 2010

Cash and cash equivalents, beginning of period	404	304	-

Cash and cash equivalents, end of period	$306	$369	$306

Supplemental disclosures of cash flow information:		-
Cash paid during the year for interest	$-	$988	$100,220
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable,
subordinated debentures and services	$-	$65,000	$3,252,055
Fair value of subsidiary common stock issued for notes and
interest payable	$-	$-	$300,023
Common stock issued in connection with merger			$133,333

See accoompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

1.	Basis of presentation and summary of significant accounting policies:

Basis of presentation

       The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at October 31, 2010, the results of operations for the three months ended October 31, 2010 and 2009 and cash flows for the three months ended October 31, 2010 and 2009.  The balance sheet as of July 31, 2010 is derived from the Company’s audited financial statements.

        The consolidated financial statements for the three months ending October 31, 2010 and 2009 include the accounts of the Company and our majority owned subsidiary Interactive Entertainment Group, Inc, (f/k/a/ Interactive Games, Inc.) a Florida Corporation (“IGAM”) and our wholly owned subsidiary Nuvo Solar Energy, Inc. (“Nuvo”).  All of the intercompany accounts have been eliminated in consolidation.  Certain reclassifications to amounts reported in the July 31, 2010 consolidated financial statements have been made to conform to the October 31, 2010 presentation.

       Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010, as filed with the SEC.

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

        The results of operations for the three months ended October 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2011.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

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

Going concern and management’s plans

The Company had a working capital deficit of approximately $2,102,000 and $2,281,000 at July 31, 2010 and October 31, 2010, respectively. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

         Although our balance sheet includes current liabilities of $2,317,891, a portion of this amount are in the form of a derivative liability of $300,037 and convertible notes of $100,000.  These amounts, plus any accrued and unpaid interest, may be converted to common stock, thereby reducing our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a publicly traded company.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). As required by ASC 718, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. There are 17,500,000 stock options and warrants outstanding as of October 31, 2010.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

1.     Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at October 31, 2010 and 2009 were 271,653,642 and 178,869,040, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

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

2.	Notes and interest receivable, related parties:

Notes and interest receivable, related parties at October 31, 2010 and July 31, 2010 are as follows:

	October	July

Due from VP Development	$31,300	$31,300
Due from E2000, Inc.	2,500	2,500
Interest on above amounts	2,476	2,476

	$36,276	$36,276

Each of the above listed related parties is a related party to the Company through common control.

3.	Accrued liabilities, related parties:

Accrued liabilities, related parties at October 31, 2010 and July 31, 2010 are as follows:

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

3.	Accrued liabilities, related parties (continued):

	October	July

Officer bonus	$275,561	$275,561
Management fees	673,154	633,650
Accrued interest	62,582	60,959

	$1,011,297	$970,170

4. Fair Value Measurements:

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

Level 3 – Unobservable inputs where there is little or no market activity to support valuation.

5.	Convertible debentures payable:

On October 21, 2007 the Board of Director of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  During the year ended July 31, 2008, the Company executed a Securities Purchase Agreement with various accredited investors, whereby the Company sold in the aggregate $505,000 of the 2007 Debentures.  We received net proceeds of $429,350 after $75,650 of debt issuance costs (included in the balance sheet), paid to Divine Capital Markets, LLC (“Divine”), who acted as our placement agent.  The debt issuance costs have been amortized as debt issuance costs over the three year term of the 2007 Debentures.  Fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.

.   The Debentures are due three years from the final Closing Date under the Purchase Agreement (the “Maturity Date”), unless prepayment of the Debentures is required in certain events, as described below.  The Debentures are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Corporation’s common stock for the twenty (20)trading days immediately preceding the date of conversion.  In addition, the Debentures provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Corporation or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Corporation.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

5.     Convertible debentures payable (continued):

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

5.	Convertible debentures payable (continued):

$505,000 face amount of the 2007 Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2007 Debenture resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $210,878. Based on the revaluation of the 2007 Debentures at October 31, 2010, the Company recorded an expense of $93,447 and decreased the derivative liability on the balance sheet by $93,447 for the three months ended October 31, 2010.

The Company issued 1,500,000 shares of its common stock to Divine and/or its designees as consideration for its services as the placement agent in connection with the financing transaction described above.

The following table summarizes the balance sheet amounts as of October 31, 2010, as well as the amounts included in the consolidated statement of operations for the three months ended October 31, 2010.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$ 6,756	$ 300,037	$ 205,000	$ 15,272

Operating Statement

Debentures	Debt issuance costs (interest expense)	Increase in derivative liability

2007	$ 5,708	$ 93,447

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

The following amounts were recorded for the 2007 debentures:

	1	2	3	4	5	6
A)	10/28/07	12/10/07	1/8/08	2/8/08	4/30/08	6/10/08
B)	$240,000	$80,000	$50,000	$55,000	$40,000	$40,000
C)	$0.08	$0.165	$0.115	$0.11	$0.04	$0.02
D)	$0.07	$0.068	$0.115	$0.1025	$0.04	$0.015
E)	$0.0525	$0.051	$0.08625	$0.076875	$0.03	$0.01125
F)	4,571,429	1,568,627	579,710	715,447	1,333,333	3,555,556
G)	$0.056	$0.145	$0.095	$0.087	$0.033	$0.02
H)	$256,000	$227,451	$55,072	$62,244	$44,000	$71,111

The initial total derivative liability recorded was $715,878.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

6.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at October 31, 2010 and July 31, 2010 consist of the following:

	October	July

Notes payable	$216,559	$211,559
Notes payable, related parties [A]	317,231	317,231
Convertible debentures, net of discount of $15,272 (October) and $31,356 (July)	189,728	173,644
	$723,518	$702,434

Less current portion	533,790	528,790

Long-term debt, net of current portion	$189,728	$173,644

[A]	The following table summarizes the activity of notes payable, related parties for the nine months ended October 31, 2010:

Balance, August 1, 2010	$317,231

Issuance of new notes	-
Repayment of notes	-

Balance, October 31, 2010	$317,231

7.	Stockholders’ deficit:

      Stock options and warrants

      In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 stock Option Plan and 300,000 under the 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the Company’s common stock. On August 10, 2009 the Company granted options to purchase 10,000,000 shares of the Company’s common stock under the 2007 Plan. The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model. As of October 31, 2010 there were options to purchase 16,500,000 shares of the Company’s common stock outstanding under the 2007 Stock Option Plan.

A summary of the activity of the Company’s outstanding options and warrants during the three months ended October 31, 2010 is as follows:

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

7.	Stockholders’ deficit (continued):

      Stock options and warrants (continued)

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2010	18,225,000	$ 0.04
Granted	-	-
Exercised	-	-
Expired	725,000	0.08
Outstanding and exercisable at
October 31, 2010	17,500,000	$ 0.04

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$.01	10,000,000	5.02	$0.01
0.07	6,500,000	2.63	0.07
0.12	1,000,000	0.06	0.12

The weighted average remaining contractual life of the terms of the warrants and options is 7.1 years.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

8.	Agreements (continued):

under the same terms and conditions as provided for in this agreement. As of July 31, 2010 the Company has been unable to commercialize the license and management believes the asset has been permanently impaired and accordingly has expensed the remaining $145,834 of the intellectual property acquired, and such amount is included in other expenses for the year ended July 31, 2010. Nuvo also agreed to pay PV a fee of $180,000 over the first three years of the agreement to act as a consultant.

     On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company.  The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide.  The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and initially, increased its intellectual property by $150,000 and is included on the balance sheet included herein. As of July 31, 2010 the Company reviewed this asset and as part of the review determined that since the Company has not been able to commercialize the technology and is currently not pursuing the commercialization of the technology that the asset has been permanently impaired. Accordingly, the Company has recorded an impairment expense of $150,000, included in other expenses for the year ended July 31, 2010.

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

Additionally, PMI will provide technical, engineering development, testing and manufacturing employees and support staff.  The term of the Agreement is for one year, with automatic six-month renewal periods unless terminated by the parties.  Pursuant to the terms of the Agreement, the Company will pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of the Company’s common stock upon the satisfactory completion of certain milestone accomplishments in the Agreement, of which 500,000 shares of common stock were issued upon the execution of the Agreement.  The Company valued the shares at $0.07 per share (the market price of the common stock on the date the parties agreed to the number of shares to be issued) and recorded $35,000 as deferred stock compensation.  PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.  In May of 2008, the Chengdu region of China experienced a catastrophic earthquake.  As a result of this earthquake and the after effects including significant problems with the delivery of electricity, PMI suspended their development work for a significant period of time.  We are no longer continuing to work with PMI under the Collaboration Agreement, as there has been no significant progress on product development.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

8.	Agreements (continued):

The future milestones and potential shares to be issued are as follows:

 Hiring of staff and readying of equipment              500,000
 Demonstration of working single-junction
    solar cell with efficiency greater than 4%             500,000
 Demonstration of working single-junction
    or multiple junction cell with efficiency
    greater than 10%                                              2,500,000

We have discontinued the monthly payments, as PMI has not been able to continue its development work and accordingly the Company does not anticipate that there will be any future compensation to PMI.

       On December 10, 2008 we executed a Patent and Trademark Purchase Agreement (the “Purchase Agreement”) with PV.  Nuvo acquired certain patent rights and trademarks in exchange for $39,900.  Accordingly, the Company increased its intellectual property by $39,900 which was initially included in the balance sheet. Through July 31, 2010 the Company had amortized $2,331 of the $39,900.  As of July 31, 2010 the Company has been unable to commercialize the license and management believes the asset has been permanently impaired and accordingly has expensed the remaining $37,569 of the intellectual property acquired, and such amount is included in other expenses for the year ended July 31, 2010.

9.    Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of October 31, 2010, are as follows:

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

The federal statutory tax rate reconciled to the effective tax rate during the three months ended October 31, 2010 and 2009, respectively, is as follows:

	2010	2009

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009

10.       Subsequent Events:

             On November 30, 2010, the Company filed a Certificate of Amendment to Certificate of Designations for its Series A Preferred Stock whereby the Company and the holders of the Series A Preferred stock agreed to extend the Mandatory Conversion date for the Series A Preferred Stock to November 30, 2013.  Additionally, the holders of the Series A Preferred were granted voting rights, whereby the shares of preferred stock held are eligible to vote on an as if converted basis pursuant to the conversion terms in the Certificate of Designation of Designation of Series A Preferred Stock on matters presented for a vote by the Company's stockholders. Effective on November 30, 2010, the Company issued upon the conversion of $275,541 in debt payable to the Company's Chief Executive Officer,160,000 shares of its Series A Preferred Stock.

On December 1, 2010, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, pursuant to which the Company increased the authorized capital stock of the Company from 500,000,000 shares to 1,500,000,000 shares par value $0.001, of which 25,000,000 shares may be preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time.

Effective December 1, 2010, the stockholders of the Company through a written consent executed by stockholders holding 59% of the outstanding shares of the Company’s preferred and common stock entitled to vote, adopted and approved the Amended and Restated Articles of Incorporation, which were adopted by the Company’s board of directors on November 30, 2010.  In addition, stockholders authorized the Company’s officers, in their discretion, to take any and all actions as they deem necessary, advisable or appropriate in order to effectuate any potential business opportunity, including without any limitation, executing and delivering such agreements, instruments and documents contemplated by any agreement that the Company may enter into, and performing any obligations of the Company thereunder, including without limitation any reverse stock split and increase in authorized shares of the Company.

On December 1 2010, the Company entered into a note agreement with an institutional investor for the issuance of a convertible promissory note in the amount of $45,000 (“Convertible Note”).  Among other terms, the Convertible Note is due nine months from the issuance date, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion.  Upon the occurrence of an event of default, as defined in the 2010 Convertible Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare the Convertible Note, together with accrued and unpaid interest, to be immediately due and payable.  In addition, the Convertible Note provides for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.  The Company may at its own option and with additional costs may prepay the Convertible Note, inclusive and must maintain sufficient authorized shares reserved for issuance under the Convertible Note.

  On December 7, 2010 we received net proceeds of $42,500 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the Convertible Note.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2009 and 2008.  The financial statements presented for the three months ended October 31, 2010 and 2009 include the Company, Nuvo, its wholly-owned subsidiary and Interactive Games, Inc., its majority owned subsidiary, a Florida Corporation.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three months ended October 31, 2010 and 2009 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $2,281,000, and an accumulated shareholders’ deficit of approximately $2,275,000 as of October 31, 2010.  Nuvo has not yet earned any sources of revenue.

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

In May of 2008, the Chengdu region of China experienced a catastrophic earthquake.  As a result of this earthquake and the after effects including significant problems with the delivery of electricity, PMI suspended their development work for a significant period of time.  There had been no significant progress on product development and we no longer are continuing to work with PMI under the Collaboration Agreement. We have discontinued paying the $2,500 monthly fee and have not, nor expect to issue any additional shares to PMI.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended October 31, 2010, net cash used in operating activities was $5,098 compared to $43,628 for the three months ended October 31, 2010.  Net loss was $184,689 for the three months ended October 31, 2010 compared to $81,312 for the three months ended October 31, 2010. The net loss in the current period includes non-cash expenses of $115,239 of which $21,792 is depreciation and amortization and $93,447 associated with the fair market valuation of the convertible debentures.

Net cash provided by financing activities for the three months ended October 31, 2010 was $5,000 compared to $43,693 for the three months ended October 31, 2010. For the three months ended October 31, 2010, the Company received $5,000 on the issuance of related notes payable. For the three months ended October 31, 2010 the Company received proceeds of $51,235 on the issuance of notes payable, of which $1,200 were from related parties, and also repaid $7,550 of related party notes payable.

For the three months ended October 31, 2010, cash and cash equivalents decreased by $98 compared to a increase in cash and cash equivalents of $65 for the three months ended October 31, 2010.  Ending cash and cash equivalents at October 31, 2010 was $306 compared to $369 at October 31, 2010.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

Although our balance sheet includes current liabilities of $2,128,163, a portion of this amount are in the form of a derivative liability of $300,037 and convertible notes of $100,000.  These amounts, plus any accrued and unpaid interest, may be converted to common stock, thereby reducing our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a publicly traded company.

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

OPERATING EXPENSES

Operating expenses for the three months ended October 31, 2010 and 2009 were $54,098 and $520,168, respectively. The current year expenses include management and consulting fees of $39,000 are comprised of wages accrued to our chief executive officer ($30,000), and to our corporate secretary ($9,000), and $15,000 for legal and accounting fees. The expenses for the three months ended October 31, 2009 were comprised of salaries and stock compensation costs of $106,094 comprised of the Black Sholes option model costs of $100,000 for options granted to purchase 10,000,000 shares of common stock at an exercise price of $0.01, expiring in August 2019 and $6,094 of deferred stock compensation expensed.  Legal and accounting expenses were $8,070, management and consulting fees of $48,000 are comprised of wages accrued to our chief executive officer ($30,000), our corporate secretary ($9,000), and payments of $9,000 to our CFO.  Other expenses of $16,001 include $7,169 of amortization and depreciation expense and general and administrative costs of $8,832.

OTHER INCOME (EXPENSE)

Other expenses for the three months ended October 31, 2010 was $130,591 and $270,048 respectively.  The increase in derivative liabilities included in other expenses for the three months ended October 31, 2010 was $93,447 and $96, respectively.  Interest expense for the three months ended October 31, 2010 and 2009 is summarized as:

	Three months ended
	October 31,
	2010	2009

Amortization of debenture note discounts	$16,084	$46,717
Debenture interest	3,100	4,494
Notes interest, related	7,610	6,723
Notes and other interest	11,019	10,170

	$37,813	$68,104

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended October 31, 2010.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). As required ASC 718, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. There are 16,500,000 stock options outstanding as of October 31, 2010.

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

ITEM 4T.
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of October 31, 2010 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus it’s efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

China Nuvo Solar Energy, Inc.
(Registrant)

Date: December 14, 2010	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer