Form 10-K/A
period 2008-07-31
CHINA NUVO SOLAR ENERGY INC
filed 2011-02-11
CIK 1126411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Issuer’s revenue for its most recent fiscal year: $6,600.

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of October 31, 2008 was $1,580,133, based on the last sale price of the issuers common stock ($0.012 per share) as reported by the OTC Bulletin Board.

The Registrant had 206,676,431 shares of common stock outstanding as of October 31, 2008.

Documents incorporated by reference: None

CHINA NUVO SOLAR ENERGY, INC.

EXPLANATORY NOTE

         China Nuvo Solar Energy, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A dated January 24, 2011 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (the “Original 10-K”) originally filed with the SEC on November 13, 2008, in order to restate the financial statements of the Company.  The financial statements have been restated in their entirety to reflect the inclusion of the Company’s Florida based subsidiary, Interactive Entertainment Group, Inc., formerly Interactive Games, Inc. (“Igam”). Previously the Company excluded the balances and activity of Igam.  The Company determined that the spinoff of Igam was never effectuated as the shares of common stock were never issued and distributed as initially planned and approved by the Board of Directors.  Additionally, management determined that transactions related to any predecessor company should not be included in the financial statements.  Lastly, management determined that the accounting treatment of the July 27, 2007 transaction was deemed to be a reverse merger whereby the Company was the legal acquirer and Nuvo Solar Energy, Inc. (“Nuvo”) was the accounting acquirer. The effects of the restatements are shown in the tables in Footnote 9 to the financial statements under Item 8.

Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original 10-K on November 13, 2008 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Immediately prior to the effective time of the Share Exchange, Nuvo had outstanding 5,500,000 shares of its common stock (“Nuvo Common Stock”) and no shares of preferred stock.  In accordance with the Share Exchange Agreement, each share of Nuvo Common Stock was acquired by us in exchange for approximately 24.24 shares of our common stock for a total of 133,333,255 shares issued.  Accordingly, after giving effect to the Share Exchange, the Company had approximately 189,915,355 shares of Common Stock outstanding immediately following the transaction.  The shares issued were valued at approximately $8 million or $.06 per share (the market price of the common stock on the date of issuance).  The Company allocated the value of the shares to goodwill, in addition to the excess of the fair value of the liabilities assumed exceeded the fair value of the assets acquired. Management has determined that as of July 31, 2007 the goodwill amount of approximately $9.4 million was impaired and recorded the write down of goodwill for the year ending July 31, 2007 (included in the financial statements presented herein).

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

1 Semiconductors are typically categorized into either N-type or P-type semiconductors.

2www.freshpatents.com/Photovoltaic-cell-with-integral-light-transmitting-waveguide-in-a-ceramic-sleeve-dt20070920ptan20070215201.php.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2007 and 2006.  The financial statements presented for the years ended July 31, 2008 and 2007 include the Company and IGAM from July 25, 2007 (the date of the Share Exchange) and Nuvo.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the years ended July 31, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,740,000, and an accumulated shareholders’ deficit of approximately $1,283,000 as of July 31, 2008.  Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended July 31, 2008, net cash used in operating activities was $553,302 compared to $704,819 for the year ended July 31, 2007.  Net loss was $1,310,229 for the year ended July 31, 2008 compared to $10,051,258 for the year ended July 31, 2007. The net loss in the current period includes net non-cash expenses of $555,731 comprised of $572,010 of costs associated with the issuance of common stock and warrants and $323,424 of depreciation and amortization expense.  These expenses were offset by a decrease of $278,417 in the derivative liabilities of the Company related to the unsecured convertible debentures, as well as the minority interest of Interactive Entertainment Group, Inc.(formerly Interactive Games, Inc.) For the year ended July 31, 2007 the net loss included an impairment expense of $9,483,293.  The expense resulted from management’s annual impairment review of goodwill.

Net cash used in investing activities for the years ended July 31, 2008 and 2007 was $3,501 and $66,926 respectively. The 2008 amount was the purchase of office equipment and the 2007 amount was a result of payments made to acquire intellectual property rights, as well as cash acquired in the Share Exchange.

Net cash provided by financing activities for the year ended July 31, 2008 was $524,721 compared to $780,483 for the year ended July 31, 2007. For the year ended July 31, 2008, the Company received net proceeds of $718,285 on the issuance of notes payable and convertible debentures and $50,000 from the sale of subsidiary common stock.  These amounts were used for  the repayment of $144,605 of notes payable, $75,650 paid for placement fees related to convertible debentures and $23,300 paid in exchange for a note receivable from a related party.  The significant activity for the year ended July 31, 2007 included the Company receiving proceeds of $656,250 from the sale of common stock and $395,750 on the issuance of notes payable.  The Company repaid notes payable totaling $271,517.

For the year ended July 31, 2008, cash and cash equivalents decreased by $32,082 compared to an increase of $8,738 for the year ended July 31, 2007.  Ending cash and cash equivalents at July 31, 2008 was $942 compared to $33,024 at July 31, 2007.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders. The debt financing may include loans from our officers and directors.  Although our balance sheet includes current liabilities of approximately $1,748,000, a portion of this amount are in the form of a derivative liability of $572,238 and convertible notes of $300,000.  These amounts, plus other related party loans and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company.

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

OPERATING EXPENSES

Operating expenses for the year ended July 31, 2008 were $1,290,518 compared to expenses of $537,502 for the year ended July 31, 2007.  The 2008 expenses includes stock compensation costs of $572,010 comprised of the issuance of 5,000,000 options to directors and officers of the Company valued at $285,000 (based on the Black-Scholes option pricing model), the issuance of 1,100,000 shares of common stock, valued at $88,000 or $0.08 per share (the market price of the common stock on the date of issuance) issued to the placement agent as part of their fee related to the convertible debentures, the Black-Scholes option pricing model cost of $35,125 for the issuance to two third parties of the aggregate of 375,000 warrants to purchase shares of common stock at $0.10 per share, the extension of warrants, valued at $8,250 (based on the Black-Scholes option pricing model), that were to expire, $101,667 deferred stock compensation expensed, $4,500 for the issuance of 50,000 shares of common stock valued at $0.07 (the market price of the common stock on the date of issuance),$24,376 amortization of stock based compensation and the payment of $25,000 of  accounting fees by the issuance of 250,000 shares of subsidiary common stock  The 375,000 warrants were issued in conjunction with notes payable issued of $125,000.  Legal and accounting expenses of $86,992 were incurred for the year ended July 31, 2008 related to the Share Exchange, as well as public company expenses.  Management and consulting fees of $448,500 are comprised of fees we pay our chief executive officer ($10,000 per month), corporate secretary ($3,000 per month) and a financial consultant ($2,250 per month beginning in October 2007), and $5,000 per month under our Licensing Agreement with PV. Also included were fees accrued and unpaid by our subsidiary of $50,000 to our CEO and $60,000 to the subsidiary’s President.  Other expenses of $158,016 include rent ($36,099), travel ($37,768) and general and administrative costs of $84,149.

OTHER INCOME (EXPENSE)

Other expenses, net for the year ended July 31, 2008 was $26,311 compared to $9,513,756 for the year ended July 31, 2007.  The increase in derivative liabilities included in other income (expenses) for the year ended July 31, 2008 is $278,417 compared to an expense of $19,941 for the year ended July 31, 2007.  Also included in other expenses for the year ended July 31, 2007 is the expense of $9,483,293 related to the impairment of goodwill that was recorded in the Share Exchange. Interest expense for the year ended July 31, 2008 was $368,671 compared to $10,522 for the year ended July 31, 2007. The 2008 included interest expense for the entire year compared to interest expense of the Company from the date of the Share Exchange (July 25, 2007) for the year ended July 31, 2007.  Interest expense for the years ended July 31, 2008 and 2007 is summarized as:

	July 31,
	2008	2007

Amortization of debenture note discounts	$296,833	$-
Debenture interest	23,890	-
Notes interest, related	28,518	6,868
Note and other interest	19,430	3,654

	$368,671	$10,522

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

ITEM 9A(T).                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of July 31, 2008 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) isaccumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus  it’s efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

Changes in Disclosure Controls and Procedures

Based on our observations, it does not appear that there is an adequate level of accounting staffing to allow sufficient time for the accounting department to (i) perform a review, (ii) to adequately prepare for our annual audit, (iii) research all applicable accounting pronouncements as it relates to the Company’s financial statements and the underlying disclosures, and (iv) to timely prepare its 10-KSB along with its financial statement disclosure schedules. Inadequate levels of accounting personnel have caused the Company difficulty in filing its 10-KSB within the required time frame.   Based on this evaluation, management has concluded that there was insufficient documentation of policies, procedures and controls, as well as testing surrounding these controls and the Company lacks formal controls over equity reporting and disclosure.

We believe inadequate staffing, and the other conditions mentioned, both individually, and when aggregated constitute material weaknesses and have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, management believes the financial statements included are fairly presented in accordance with GAAP.

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

ITEM 9B.                      OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

ITEM 11.                            EXECUTIVE COMPENSATION.

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
* means less than 1%

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

PART IV

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

3.1	Amended and Restated Articles of Incorporation of Interactive Games, Inc. (incorporated by reference to Company’s Form 8-K filed on July 5, 2007).
3.2	Amended and Restated Bylaws of Interactive Games, Inc. (incorporated by reference to Company’s Form 8-K filed on July 5, 2007).

3.3	Amended and Restated Articles of Incorporation of China Nuvo Solar Energy, Inc. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
3.4	Certificate of Designation of Series A Preferred Stock. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
4.1	Form of promissory note made by the Company in favor of certain investors in July 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
4.2	Form of warrant issued by the Company to certain investors on July 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
10.1	Agreement between the Company and Photovoltiacs.com, Inc. dated June 9, 2006, as amended. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
14.1	Code of Ethics. (incorporated by reference to Company’s Annual Report on Form 10-K filed on November 13, 2008)
21.1	List of Subsidiaries. (incorporated by reference to Company’s Annual Report on Form 10-K filed on November 13, 2008)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NUVO SOLAR ENERGY, INC.
(Registrant)

Date: February 11, 2011	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer

By: /s/ Barry S. Hollander
Barry S. Hollander
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 11, 2011	/s/ Henry Fong
Henry Fong
Director

Date: February 11, 2011	/s/ Richard W. Perkins
Richard W. Perkins
Director

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated financial statements:

Consolidated balance sheet	F-3

Consolidated statements of operations	F-4

Consolidated statement of changes in stockholders' deficit and other comprehensive income	F-5

Consolidated statements of cash flows	F-6 – F-7

Notes to consolidated financial statements	F-8 – F31

Board of Directors
China Nuvo Solar Energy, Inc.
West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the restated consolidated balance sheet of China Nuvo Solar Energy, Inc. as of July 31, 2008 and 2007, the related statements of operations, stockholders’ equity and cash flows from date of inception (April 16, 2006) to July 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Nuvo Solar Energy, Inc. as of July 31, 2008 and 2007, the results of operations, stockholders’ equity and its cash flows from date of inception (April 16, 2006) to July 31, 2008 and 2007 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, a PC
January 28, 2011
Los Angeles, CA

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet
For the Year Ended July 31, 2008

Assets
July 31, 2008
RESTATED
Current Assets
Cash	$942
Notes and interest receivable, related parties	53,649
Prepaid expenses and other current assets	53,400

Total current assets	107,991

Fixed assets, less accumulated depreciation of $10,312 (2008)	3,896
Solar intellectual property, less accumulated depreciation of $54,166	345,834
Debt issuance costs	108,199

Total assets	$565,920

Liabilities and Shareholders’ Deficit

Current liabilities:
Accrued liabilities, related parties	$527,239
Accounts payable and accrued expenses	307,783
Derivative liability convertible debentures	572,238
Notes payable	175,644
Notes payable, related party	164,932

Total current liabilities	1,747,836

Long-term liabilities:
Convertible debentures payable, net	101,134

Total liabilities	1,848,970

Shareholders’ deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
535,891 shares issued and outstanding	535,891
Common stock, $.001 par value, 475,000,00 shares authorized;
204,676,437 (2008) and 193,552,462 (2007) issued and outstanding	204,676
Minority interest	(61,286)
Deferred compensation	(133,333)
Additional paid-in capital	9,554,753
Retained earnings	(11,383,751)

Total shareholders' deficit	(1,283,050)

Total liabilities and shareholders' deficit	$565,920

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended July 31, 2008 and 2007

			From Inception
	July 31, 2008	July 31, 2007	April 16, 2006-
	Restated	Restated	July 31, 2008

Revenues:
Revenues	$6,600	$0	$6,600
Cost of revenues

Gross profit	6,600	-	6,600

Operating costs and expenses:
Selling, general and administrative
Consulting fees	149,750	116,000	265,750
Management fees, including bonus,related parties	298,750	329,811	643,561
Salaries including stock compensation cost	572,010	0	578,260
Legal and accounting	86,992	46,547	133,539
Other	183,016	45,144	228,227

Total operating costs and expenses	1,290,518	537,502	1,849,337

Operating loss	(1,283,918)	(537,502)	(1,842,737)

Other (expenses) income
Interest expense, related parties	(28,518)	(6,868)	(35,386)
Interest expense, other	(340,153)	(3,654)	(344,754)
Interest income, related parties	2,657	0	2,657
Minority interest	61,286	0	61,286
Derivative liability (expense)	278,417	(19,941)	258,476
Impairment of goodwill		(9,483,293)	(9,483,293)
Total other income (expenses)	(26,311)	(9,513,756)	(9,541,014)

Net income (loss)	$(1,310,229)	$(10,051,258)	$(11,383,751)

Basic and diluted net loss per common share	$(0.01)	$(0.18)

Basic and diluted weighted average
common shares outstanding	200,777,284	55,119,401

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
For the Years Ended July 31, 2008 an 2007
Restated

			Additional					Total
	Common stock		paid-in	Deferred		Minority	Accumulated	stockholders'
	Shares	Amount	capital	compensation	Preferred stock	Interest	deficit	deficit

Balance at April 13, 2006 Inception Date

Net loss April 13, 2006 thru July 31, 2006							(22,264)	(22,264)

July 2006 through July 31, 2007	133,333,255	$133,333	$554,167	$-	$-	$-	$-	$687,500

Reverse acquisition of Nuvo Solar Energy, Inc.	60,219,207	60,219	7,403,890		535,891		-	8,000,000

Net loss							(10,051,258)	(10,051,258)

Balances, July 31, 2007	193,552,462	193,552	7,958,057	-	535,891	-	(10,073,522)	(1,386,022)

Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448					326,922

Sale of subsidiary common stock			50,000					50,000

Issuance of shares for services	1,650,000	1,650	350,850	(235,000)				117,500

Amortization of deferred compensation				101,667				101,667

Issuance of options and warrants			328,375					328,375

Issuance of shares pursuant to conversion of notes and interest payable	1,000,000	1,000	99,000					100,000

Issuance of shares of subsidiary common stock for notes and interest
payable, related parties			300,023			(61,286)		238,737

Issuance of shares for purchased technology	2,000,000	2,000	148,000					150,000

Net loss							(1,310,229)	(1,310,229)

	204,676,437	$204,676	$9,554,753	$(133,333)	$535,891	$(61,286)	$(11,383,751)	$(1,283,050)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Year Ended July 31, 2008

			From Inception
	July 31, 2008	July 31, 2007	April 16, 2006-
	Restated	Restated	July 31, 2008

Cash flows from operating activities:
Net income (loss)	$(1,310,229)	$(10,051,258)	$(11,383,751)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Impairment of goodwill		9,483,293	9,483,293
(Decrease) increase in derivative liability	(278,417)	19,941	(258,476)
Change in minority interest	(61,286)		(61,286)
Amortization of discount on debentures payable	245,984		245,984
Amortization of debt issuance costs	50,858		50,858
Common stock and warrant based compensation	572,010		572,010
Depreciation	1,582		1,582
Amortization of intellectual property	25,000	29,166	54,166
Change in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(7,400)	(46,000)	(53,400)
Increase in notes and interest receivable	(2,657)	-	(2,657)
Increase in accounts payable and accrued expenses	103,989	18,035	122,024
Increase (decrease) in amounts due to related parties	107,264	(157,996)	(35,732)
Net cash used in operating activities	(553,302)	(704,819)	(1,265,385)

Cash flows from investing activities:
Purchase of property and equipment	(3,501)	(100,000)	(253,501)
Cash acquired in reverse transaction		33,074	33,074
Net cash used in investing activities	(3,501)	(66,926)	(220,427)

Cash flows from financing activities:
Proceeds from sale of common stock	-	656,250	687,500
Proceeds from issuance of third party notes payable	164,000	207,000	371,000
Proceeds from debentures payable	505,000		505,000
Proceeds from sale of subsidiary common stock	50,000		50,000
Proceeds from payments received on notes receivable, related parties	-		-
Placement fees paid	(75,650)		(75,650)
Proceeds from advances and loans from related parties	49,285	188,750	388,335
Payment of related party notes payable	(90,017)	(105,751)	(195,768)
Payment to related party for notes receivable	(23,300)		(23,300)
Payment of notes payable, other	(54,588)	(165,766)	(220,354)
(Decrease) increase in bank overdraft	(9)		(9)
Net cash provided by financing activities	524,721	780,483	1,486,754

Net increase (decrease) in cash and cash equivalents	(32,082)	8,738	942

Continued

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Comnpany)
Consolidated Statement of Cash Flows (Continued)
For the Year Ended July 31, 2008

			From Inception
	July 31, 2008	July 31, 2007	April 16, 2006-
	Restated	Restated	July 31, 2008

Cash and cash equivalents, beginning of period	33,024	24,286	-

Cash and cash equivalents, end of period	$942	$33,024	$942

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$75,968	$4,801	$85,314
Cash paid during the year for taxes	$-		$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable,
subordinated debentures and services	$872,797	$1,991,743	$2,864,540
Fair value of subsidiary common stock issued for notes and
interest payable	$300,023		$300,023
Common stock issued in connection with merger	$-	$133,333	$133,333

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

1.	Organization, basis of presentation and summary of significant accounting policies:

Organization

China Nuvo Solar Energy, Inc. (the “Company”), was formerly known as Interactive Games, Inc a Nevada Corporation ("Interactive").

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

Immediately prior to the effective time of the Share Exchange, Nuvo had outstanding 5,500,000 shares of its common stock (“Nuvo Common Stock”) and no shares of preferred stock.  In accordance with the Share Exchange Agreement, each share of Nuvo Common Stock was acquired by us in exchange for approximately 24.24 shares of our common stock for a total of 133,333,255 shares issued.  Accordingly, after giving effect to the Share Exchange, the Company had approximately 189,915,355 shares of Common Stock outstanding immediately following the transaction.  The shares issued were valued at approximately $8 million or $.06 per share (the market price of the common stock on the date of issuance).  The Company allocated the value of the shares to goodwill as well as $1,603,957 the amount that the fair value of the liabilities assumed exceeded the fair value of the assets acquired. Management has determined that as of July 31, 2007 the goodwill amount of $9,603,957 million was impaired and recorded the write down of goodwill for the year ending July 31, 2007 (included in the financial statements presented herein).

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Organization (continued)

The following represents the accounting treatment of the Share Exchange transaction:

Assets	July 27, 2007	July 27, 2007	July 27, 2007
	Accounting	Accounting	Reverse		July 27, 2007
	Acquirer	Acquiree	Acquisition		Consolidated
	Nuvo Solar	Interactive	Equity		Accounting
	Energy,Inc	Games, Inc	Adjustments		Acquirer
Current Assets
Cash	$(50)	$33,074	$0		$33,024
Notes and interest receivable, related parties	—	27,692	0		27,692
Prepaid expenses and other current assets	46,000	-	0		46,000

Total current assets	45,950	60,766	0		106,716

Fixed assets, less accumulated
depreciation of $8,730	—	1,977	0		1,977
Solar intellectual property, less accumulated
depreciation of $29,166	220,834		0		220,834
Debt issuance costs		107,783	0		107,783
Due to from Interactive Games, Inc.	469,350		(469,350)	C	-
Investment		430,920	(430,920)	A	-
Goodwill			0	B,D	-
Total assets	$736,134	$601,446	$(900,270)		$437,310

Liabilities and shareholders' deficit

Current liabilities:
Accrued liabilities, related parties	$311,354	$139,525	$0		$450,879
Accounts payable and accrued expenses	33,336	198,162	0		231,498
Derivative liability convertible debentures	—	325,714	0		325,714
Notes payable	191,233		0		191,233
Notes payable, related party	82,999	266,784	0		349,783
Due to Nuvo Solar Energy		469,350	(469,350)	C	-
Other		100,000			100,000
Total current liabilities	618,921	1,499,544	(469,350)		1,649,115

Long-term liabilities:
Convertible debentures payable, net	—	154,275	0		154,275

Total liabilities	618,921	1,653,819	(469,350)		1,830,390

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Organization (continued)

Shareholders’ deficit:
Preferred stock, $.001 par value; 25,000,000 shares
authorized, 535,891 shares issued and outstanding	—	535,891	0		535,891
Common stock, $.001 par value,
475,000,000 shares authorized		60,219	(60,219)	B	193,552
Common stock	5,500		188,052	E	-
Minority interest	—	-	0		-
Deferred compensation	—	-	0		-
Additional paid-in capital	682,000	3,894,042	3,382,015	A,B,E	7,958,057
Retained earnings	(570,287)	(5,542,525)	(3,940,768)	B,D	(10,053,581)

Total shareholders' deficit	117,212	(1,052,373)	(430,920)		(1,366,081)

Total liabilities and shareholders' deficit	$736,134	$601,446	$(900,270)		$437,310

A.
To record the reverse acquisition by the legal acquirer (Interactive) and the accounting acquirer (Nuvo Solar Energy, Inc.).  The fair value of consideration transferred is $9,603,957, and is comprised of; i) $8,000,000 for the 133,333,325 shares of common stock issued, valued at $0.06 per share(the market price of the common stock), plus ii)$1,483,293, the excess of the fair value of the liabilities assumed over the fair value of the assets acquired.

B.	To eliminate the equity accounts of the accounting acquiree.
C.	To eliminate intercompany balances.
D.	To record the impairment of goodwill.
E.	To adjust common stock to total shares outstanding after transaction at par value of $0.001.

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

On November 27, 2007, we executed a Collaboration and Development Agreement (the “Collaboration Agreement”) with Pioneer Materials, Inc. (“PMI”) of Torrance, California. Under the terms of the Agreement, PMI will build, equip, operate and manage, for our benefit, a product development, testing and prototype manufacturing facility in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  The agreement with PMI has the objective to develop, test and manufacture prototypes of solar energy products using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  Additionally, PMI will provide technical, engineering development, testing and manufacturing employees and support staff.  The term of the Agreement is for one year, with automatic six-month renewal periods unless terminated by the parties.  Pursuant to the terms of the Agreement, the Company will pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of the Company’s common stock upon the satisfactory completion of certain milestone accomplishments in the Agreement, of which 500,000 shares of common stock were issued upon the execution of the Agreement.  The Company valued the shares at $0.07 per share (the market price of the common stock on the date the parties agreed to the number of shares to be issued) and recorded $35,000 as stock compensation for the year ended July 31, 2008. PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing. In May of 2008, the Chengdu region of China experienced a catastrophic earthquake.  As a result of this earthquake and the after effects including significant problems with the delivery of electricity, PMI suspended their development work for a significant period of time.  We continue to work with PMI under the Collaboration Agreement, however, there has been no significant progress on product development and we continue to explore alternative avenues for development of our technology. We suspended paying the $2,500 monthly fee.

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

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,640,000 at July 31, 2008. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the

Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future. The debt financing may include loans from our officers and directors.  Although our balance sheet includes current liabilities of approximately $1,748,000, a portion of this amount are in the form of a derivative liability of $572,238 and convertible notes of $300,000 (of which $125,000 is a related party).  These amounts, plus other related party loans of $39,932 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

Going concern and management’s plans (continued)

Over the next twelve months management will be re-examining its business plan.  We do not intend to enter into any additional direct development of our technology. .  Rather, we plan to become an incubator of the solar technology we currently own and technology that we may acquire in the future. We currently do not have any agreements to acquire any additional technology.  In order to acquire additional technology we would either have to raise additional money through equity or debt financing or in the alternative issue shares of our common stock. We intend to study the feasibility of sub-licensing or entering into other types of agreements with third parties, whereby the third party will compensate us by paying a license fee and subsequent royalties.  The compensation may be in the form of cash or in the licensee’s common stock.  Through our established relationships we plan to focus on the identification, acquisition and potential license or resale of renewable and alternative energy technologies.

As part of our initial planned operations, our main focus was the development of a viable manufacturing process for our technology.  As discussed above our arrangement with PMI was to provide us with the facilities and expertise in China necessary to develop a pilot manufacturing process and eventually, a full manufacturing facility assuming the pilot process is successful.

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

Basis of presentation

Development Stage Company

The Company has earned limited revenues from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The consolidated financial statements for the year ending July 31, 2008 and 2007 include the accounts of the Company from July 25, 2007 (the date of the Share Exchange) and Nuvo.  All of the intercompany accounts have been eliminated in consolidation.  Certain reclassifications to amounts reported in the July 31, 2007 consolidated financial statements have been made to conform to the July 31, 2008 presentation. As part of the recapitalization of Nuvo, Nuvo’s closing equity of $687,500 has been restated since its inception as if they were issued shares of the Company’s common stock.  Accordingly, the Statement of Changes in Shareholder’s Deficit reflects the restatement of those transactions.  The Companys and IGAM accumulated deficit and additional paid in capital accounts are eliminated and included in “Reverse acquisition of Nuvo Solar Energy, Inc.”

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

2.	Notes and interest receivable, related parties:

Notes and interest receivable, related parties at July 31, 2008 and 2007 are as follows:

	2008	2007

Due from VP Development	$31,300	$10,000
Due from Inhibiton, Inc.	16,500	$16,500
Due from E2000, Inc.	2,000	-
Interest on above amounts	3,849	1,192

	$53,649	$27,692

3.	Solar Intellectual Property:

Solar intellectual property at July 31, 2008 and 2007 are as follows

	2008	2007

License for solar cell technology	$250,000	$250,000
Patents for solar cell technology	150,000	--
Accumulated amortization	(54,166)	(29,166)

	$345,834	$220,834

3.	Solar Intellectual Property (continued):

Amortization expense for the years ended July 31, 2008 and 2007 was $25,000 and $29,166 respectively.

Expected amortization costs for each of the next five fiscal years are as follows:

July 31, 2009	$40,000
July 31, 2010	$40,000
July 31, 2011	$40,000
July 31, 2012	$40,000
July 31, 2013	$40,000

4.	Accrued liabilities, related parties:

Accrued liabilities, related parties at July 31, 2008 and 2007 are as follows:

	2008	2007

Officer bonus	$275,561	$275,561
Management fees	237,000	145,750
Accrued interest	14,678	29,568

	$527,239	$450,879

5.	Convertible debentures payable:

In April 2006, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Holder” or “Holders”) for the issuance and sale of up to $700,000 of 6% unsecured convertible debentures in private transactions.  As of July 31, 2006, the Company completed the sale of the aggregate $385,000 in Debentures under the Purchase Agreement.  We received $324,950 from these transactions net of $60,050 of debt issuance costs paid to our placement agents, Divine Capital Markets, LLC (included in the accompanying balance sheet), which will be amortized as debt issuance costs over the three year term of the convertible notes.  For the years ended July 31, 2008 and 2007, debt issuance costs were $50,859 and $20,016, respectively.  The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture.  During the year ended July 31, 2008, the Holders converted $299,125 of the 2006 Debentures to 6,079,573 shares of common stock at an average conversion price of approximately $0.049 per share.  At July 31, 2008 the remaining face amount of the 2006 Debentures is $0.

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

5.	Convertible debentures payable (continued):

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

5.	Convertible debentures payable (continued):

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

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$ 59,916	$ 572,238	$ 505,000	$ 403,866

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

5.	Convertible debentures payable (continued):

Operating Statement

Debentures	Debt issuance costs expenses	Increase (decrease) in derivative liability

2006	$ 35,125	$ (345,655)
2007	15,735	67,238

	$ 50,860	$ (278,417)

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

The following amounts were issued for the 2006 debentures:

		1	2
A)	Date	4/24/06	5/31/06
B)	Face value	$305,000	$80,000
C)	Stock price	$0.08	$0.07
D)	Lowest 20 day stock price	$0.059	$0.06
E)	75%	$0.04425	$0.045
F)	Potential shares (line b÷e)	6,892,655	1,777,778
G)	Black-Scholes value per share	$0.055	$0.046
H)	Derivative liability	$379,096	$81,178

The total derivative liability initially recorded was $460,274.

The following amounts were issued for the 2007 debentures:

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

The total derivative liability recorded was $715,878.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

6.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at July 31, 2008 and 2007 consist of the following:

	2008	2007

Notes payable	$175,644	$191,232
Notes payable, related parties [A]	164,932	449,783
Convertible debentures, net of discount of $403,866 (2008) and $144,850 (2007)	101,134	154,275
	$441,710	$795,290

Less current portion	340,576	641,015

Long-term debt, net of current portion	$101,134	$154,275

[A]	The following table summarizes the activity of notes payable, related parties for the year ended July 31, 2008:

Balance, August 1, 2007	$449,783

Converted to common stock	(369,119)
Reclassification	125,000
Issuance of new notes	49,285
Repayment of notes	(90,017)

Balance, July 31, 2008	$164,932

7.	Stockholders’ deficit:

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

7.	Stockholders’ deficit (continued):

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

7.	Stockholders’ deficit (continued):

Stock options and warrants (continued):

A summary of the activity of the Company’s outstanding options and warrants during fiscal 2008 and 2007 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2006	3,950,000	$ 0.17
Granted	5,262,107	0.10
Exercised	-	-
Expired	(300,000)	(0.15)
Outstanding and exercisable at
July 31, 2007	8,912,107	$ 0.13

Granted	5,375,000	0.07
Exercised	-	-
Expired	-	-
Outstanding and exercisable at
July 31, 2008	14,287,107	$ 0.11

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 0.05	300,000	0.04	$ 0.05
0.07 - 0.10	10,237,107	1.95	0.085
0.12	1,000,000	0.23	0.12
0.20	2,750,000	0.10	0.20

The fair value of options granted to purchase our common stock were estimated on the date of the grant using the Black-Scholes Option Pricing Model with the following assumptions:

	July 31, 2007	July 31, 2008
Expected dividend yield	0%	0%
Expected stock price volatility	209%	197% - 253%
Risk free interest rate	4.625%	4% - 4.72%
Expected life of options	3 years	2 -3 years

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

7.	Stockholders’ deficit (continued):

Stock options and warrants (continued):

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

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2008 and 2007, respectively, is as follows:

	2008	2007

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

9.	Restatements:

Subsequent to the issuance of the Company’s July 31, 2008 consolidated financial statements, the Company’s management determined that corrections were required to the previously reported

9.	Restatements:

financial statements to reflect the inclusion of the Company’s Florida based subsidiary, Interactive Games, Inc (“Igam”). Previously the Company excluded the balances and activity of Igam.  The Company determined that the spinoff of Igam was never effectuated as the shares of common stock were never issued and distributed as initially planned and approved by the Board of Directors.  Additionally, management determined that transactions related to any predecessor company should not be included in the financial statements.  Lastly, management determined that the accounting treatment of the July 27, 2007 transaction was deemed to be a reverse merger whereby the Company was the legal acquirer and Nuvo Solar Energy, Inc. (“Nuvo”) was the accounting acquirer. The effects of the restatements are shown in the following tables.

China Nuvo Solar Energy, Inc. and Subsidiary
Consolidated Balance Sheet

ASSETS	July 31, 2008 Original	Adjustments	July 31, 2008 Restated
Current assets
Cash	$940	$2	$942
Notes and interest and interest receivable	53,649		53,649
Prepaid expenses and other current assets	50,000	3,400	53,400
Total current assets	104,589	3,402	107,991
Fixed assets, net		3,896	3,896
Solar intellectual property, net	345,834		345,834
Debt issuance costs	108,199		108,199
Total assets	$558,622	$7,298	$565,920

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued liabilities, related parties	$338,915	$188,324	$527,239
Accounts payable and accrued expenses	93,959	213,824	307,783
Derivative liability convertible debentures	572,238		572,238
Notes payable	175,644		175,644
Notes payable, related parties	138,282	26,650	164,932

Total current liabilities	1,319,038	428,798	1,747,836

Long term liabilities
Convertible debentures, payable, net	101,134		101,134

Total Liabilities	1,420,172	428,798	1,848,970

Shareholders’ Deficit
Preferred stock, $.001 par value; 25,000,000
shares authorized, 535,891 issued and outstanding	535,891		535,891
Common stock, $.001 par value, 475,000,000
shares authorized, 204,676,437 issued and outstanding	204,676		204,676
Minority interest		(61,286)	(61,286)
Deferred compensation		(133,333)	(133,333)
Additional paid in capital	(970,153)	10,524,906	9,554,753
Retained deficit	(631,964)	(10,751,787)	(11,383,751)
Total shareholders’ deficit	(861,550)	(421,500)	(1,283,050)
Total liabilities and shareholders’ deficit	$558,622	$7,298	$565,920

9.	Restatements (continued):

As a result of the restated consolidated balance sheet, to include the accounts of Interactive Games, Inc., (our Florida majority owned subsidiary), and to carry forward prior year adjustments, including the impairment of $9,483,293 of goodwill; total assets and liabilities increased by $7,298 and $428,798 and shareholders’ deficit increased by $421,500.

China Nuvo Solar Energy, Inc. and Subsidiary
Consolidated Statement of Operations

	July 31, 2008		July 31, 2008
	Original	Adjustments	Restated
Revenues	$0	$6,600	$6,600
Cost of sales	0	0	0
Gross profit	0	6,600	6,600
Operating costs and expenses:
Consulting fees	130,250	19,500	149,750
Management fees, related parties	188,750	110,000	298,750
Salaries, including stock compensation	480,250	91,760	572,010
Legal and accounting	66,892	20,100	86,992
Other	192,142	(9,126)	183,016
Total operating costs and expenses	1,058,284	232,234	1,290,518

Operating loss	(1,058,284)	(225,634)	(1,283,918)

Other (expenses) income
Interest expense, related	(13,853)	(14,665)	(28,518)
Interest expense, other	(289,332)	(50,821)	(340,153)
Interest income, related	2,657	0	2,657
Minority interest	0	61,286	61,286
Derivative liability	213,110	65,307	278,417
Total other (expenses) income	(87,418)	61,107	(26,311)

Net loss	$(1,145,702)	$(164,527)	$(1,310,229)

Basic and diluted net loss per common share	$(.01)	$(.00)	$(.01)

Basis and diluted weighted average common shares
outstanding	200,777,284	200,777,284	200,777,284

As a result of the restated consolidated statement of operations for the year ending July 31, 2008, the Company’s net loss increased from $1,145,702 to $1,310,229.  The increase in the loss is a result of removing transactions related to the predecessor Company and to record an adjustment to the derivative liability as of July 31, 2008.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

9.	Restatements (continued):

China Nuvo Solar Energy, Inc. and Subsidiary
Consolidated Statement of Operations

	July 31, 2007		July 31, 2007
	Original	Adjustments	Restated
Revenues	$0	$0	$0
Cost of sales	0	0	0
Gross profit	0	0	0
Operating costs and expenses:
Bonus, related party	275,561		275,561
Consulting fees	116,000	0	116,000
Management fees, related parties	99,250	(45,000)	54,250
Salaries, including stock compensation	431,589	(431,589)	0
Legal and accounting	82,547	(36,000)	46,547
Other	66,540	(21,396)	45,144
Total operating costs and expenses	1,071,487	(533,985)	537,502

Operating loss	(1,071,487)	533,985	(537,502)

Other (expenses) income
Interest expense, related	(107,418)	100,550	(6,868)
Interest expense, other	(221,754)	218,100	(3,654)
Interest income, related	1,192	(1,192)	0
Impairment of goodwill	0	(9,483,293)	(9,483,293)
Derivative liability expense	(15,565)	(4,376)	(19,941)
Total other (expenses) income	(343,545)	(9,170,211)	(9,513,756)

Loss before sale of subsidiary	(1,415,032)	(8,636,226)	(10,051,258)
Gain from sale of subsidiary	1,711,789	(1,711,789)	0
Net income (loss)	$296,757	$(10,348,015)	$(10,051,258)

Basic and diluted net loss per common share	$(.03)	$(0.16)	$(0.18)

Basic and diluted net income per common share from sale of subsidiary
	$0.03	$(0.03)	$0
Basic and diluted weighted average common shares outstanding	55,119,401	55,119,401	55,119,401

As a result of the restated consolidated statement of operations for the year ended July 31, 2007, the Company’s originally reported net income of $296,757 was reduced by $10,348,015, resulting in a net loss of $10,051,258 for the year ended July 31, 2007.  The most significant factors contributing to this loss was the elimination of the previously recorded gain on sale of subsidiary of $1,711,789, the write off regarding the impairment of goodwill of $9,483,293 relating to the reverse merger transaction.  These losses were offset by the exclusion of $851,443 of expenses from the predecessor company and an additional expense recorded of $4,376 related to derivative liability.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

9.	Restatements (continued):

China Nuvo Solar Energy, Inc.  and Subsidiary
Consolidated Statement of Cash Flows

	July 31, 2008 Original	Adjustments	July 31, 2008 Restated
Cash flows from operating activities:
Net loss	$(1,145,702)	$(164,527)	$(1,310,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in derivative liability	(213,310)	(65,307)	(278,417)
Change in minority interest	0	(61,286)	(61,286)
Amortization of discount on debentures payable	245,984	-	245,984
Amortization of debt issuance costs	50,858	-	50,858
Common stock and warrant based compensation	480,250	91,760	572,010
Depreciation	-	1,582	1,582
Amortization of intellectual property	25,000	-	25,000
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(4,000)	(3,400)	(7,400)
Increase in notes and interest receivable	(2,657)	-	(2,657)
Increase in accounts payable and accrued expenses	59,489	44,500	103,989
Increase in amounts due to related parties	27,561	79,703	107,264
Net cash used in operating activities	(476,327)	(76,975)	(553,302)

Cash flows from investing activities:
Purchase of property and equipment	-	(3,501)	(3,501)

Net cash used in investing activities	-	(3,501)	(3,501)

Cash flows from financing activities:
Proceeds from issuance of third party notes payable	164,000	-	164,000
Proceeds from debentures payable	505,000	-	505,000
Proceeds from sale of subsidiary common stock	-	50,000	50,000
Placement fees paid	(75,650)	-	(75,650)
Proceeds from advances and loans third parties	16,300	32,985	49,285
Payment of related party notes payable	(87,517)	(2,500)	(90,017)
Payment to related party for notes receivable	(23,300)	-	(23,300)
Payment of notes payable, other	(54,588)	-	(54,588)
Decrease in bank overdraft	-	(9)	(9)
Net cash provided by financing activities	$444,245	$80,476	$524,721
Net decrease in cash and cash equivalents	(32,082)	-	(32,082)

Cash and cash equivalents, beginning of period	33,021	3	33,024

Cash and cash equivalents, end of period	$939	$3	$942

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$35,140	$40,828	$75,968
Cash paid during the year for taxes	$-	$-	$-

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

9.	Restatements (continued):

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable, subordinated debentures and services	$492,136	$380,661	$872,797
Fair value of subsidiary common stock issued for notes and interest payable	$300,023	$-	$300,023
Common stock issued in connection with merger	$150,000	$(150,000)	$-

As a result of the restatement of the consolidated statement of cash flows for the year ended July 31, 2008, the net cash used in operations originally reported of $476,327 decreased by $76,975 to $553,302, the restated cash used in investing activities was $3,501, and net cash provided by financing activities increased from the original reported amount of $444,245 by $80,476 to $524,721. The decrease in net cash and cash equivalents remained as originally reported of $32,082 for the year ended July 31, 2008.

China Nuvo Solar Energy, Inc.  and Subsidiary
Consolidated Statement of Cash Flows

	July 31, 2007 Original	Adjustments	July 31, 2007 Restated
Cash flows from operating activities:
Net income (loss)	$296,757	$(10,348,015)	$(10,051,258)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of subsidiary	(1,711,789)	1,711,789	-
Impairment of goodwill	-	9,483,293	9,483,293
Decrease in derivative liability	15,655	4,286	19,941
Amortization of discount on debentures payable	36,368	(36,368)	-
Amortization of debt issuance costs	20,483	(20,483)	-
Common stock and warrant based compensation	431,589	(431,589)	-
Depreciation	2,083	(2,083)	-
Amortization of intellectual property	-	29,166	29,166
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(46,000)	-	(46,000)
Increase in notes and interest receivable	-	-	-
Increase in accounts payable and accrued expenses	7,952	10,083	18,035
Increase in amounts due to related parties	209,978	(367,974)	(157,996)
Net cash used in operating activities	(736,924)	32,105	(704,819)

Cash flows from investing activities:
Purchase of property and equipment	(26,500)	(73,500)	(100,000)
Cash acquired		33,074	(33,074)
Net cash used in investing activities	(26,500)	(40,426)	(66,926)

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2008 AND 2007

9.	Restatements (continued):

Cash flows from financing activities:
Proceeds from issuance of third party notes payable	8,000	199,000	207,000
Proceeds from sale of common stock	530,949	125,301	656,250
Proceeds from advances and loans from related parties	351,027	(162,277)	188,750
Payment of related party notes payable	(50,569)	(55,182)	(105,751)
Payment to related party for notes receivable	(53,850)	53,850	-
Payment of notes payable, other	-	(165,766)	(165,766)
Net cash provided by financing activities	$785,557	$(5,074)	$780,483
Net decrease in cash and cash equivalents	22,133	(13,395)	8,738

Cash and cash equivalents, beginning of period	10,888	13,398	24,286

Cash and cash equivalents, end of period	$33,021	$3	$33,024

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,801	$-	$4,801
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable, subordinated debentures and services	$-	$1,991,743	$1,991,743
Fair value of subsidiary common stock issued for notes and interest payable	$-	$-	$-
Common stock issued in connection with merger	$133,333	$-	$133,333

As a result of the restatement of the consolidated statement of cash flows for the year ended July 31, 2007, the net cash used in operations originally reported of $736,924 decreased by $32,105 to $704,819, the cash used in investing activities increased from the original reported amount of $26,500 by $40,426 to $66,926, and net cash provided by financing activities decreased from the original reported amount of $785,557 by $ 5,074 to $780,483. The increase in net cash and cash equivalents originally reported of $22,133, decreased by $13,395 to $8,738 for the year ended July 31, 2007