Form 10-Q
period 2011-01-31
CHINA NUVO SOLAR ENERGY INC
filed 2011-03-17
CIK 1126411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 Days: Yes  X . No      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes      . No  X .

Number of shares of common stock outstanding at March 10, 2011 was 512,095,001.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(A Development State Company)

Consolidated Balance Sheets

Assets	January 31, 2011	July 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash	$251	$404
Notes and interest receivable,
including related parties of $9,376 (January) and $4,976 (July)	40,676	36,276

Total current assets	40,927	36,680

Debt issuance costs	5,215	12,464

Total assets	$46,142	$49,144

Liabilities and Shareholders’ Deficit

Current liabilities:
Accrued liabilities, related parties	$724,185	$970,170
Accounts payable and accrued expenses	297,783	259,145
Convertible debentures payable, net	201,432	-
Derivative liability convertible debentures	307,210	206,590
Notes payable	183,259	211,559
Notes payable, related parties	319,006	317,231

Total current liabilities	2,032,875	1,964,695

Long-term liabilities:
Convertible debentures payable, net	-	173,644

Total liabilities	2,032,875	2,138,339

Shareholders’ deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
474,172 (January) and 314,172 shares (July) issued and outstanding	474,172	314,172
Common stock, $.001 par value, 1,475,000,000 shares authorized;
421,500,841 (January) and 375,558,301 (July) issued and outstanding	421,501	375,558
Minority interest	(142,062)	(140,724)
Additional paid-in capital	10,322,862	10,304,662
Retained earnings	(13,063,206)	(12,942,862)

Total shareholders' deficit	(1,986,733)	(2,089,195)

Total liabilities and shareholders' deficit	$46,142	$49,144

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Operations

For the Three and Six Months Ended January 31, 2011 and 2010

	For the three months ended January 31,		For the six months ended January 31,		From Inception April 16, 2006- January 31, 2011
	2011	2010	2011	2010

Revenues:
Revenues	$-	$-	$-	$-	$9,766
Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	9,766

Operating costs and expenses:
Selling, general and administrative
Bonus, related party	-	-	-	-	275,561
Consulting fees	-	-	-	-	331,859
Management and consulting fees, related parties	45,000	39,000	84,000	87,000	795,000
Salaries including stock compensation cost	-	6,094	-	112,188	853,626
Legal and accounting	8,500	27,263	23,500	35,333	262,920
Other	4,071	8,528	4,169	24,529	354,888

Total operating costs and expenses	57,571	80,885	111,669	259,050	2,873,854

Operating loss	(57,571)	(80,885)	(111,669)	(259,050)	(2,864,088)

Other income (expenses)
Interest expense, related parties	(7,665)	(7,391)	(15,275)	(14,114)	(104,148)
Interest expense, other	(40,408)	(34,568)	(70,611)	(95,949)	(913,557)
Interest income, related parties	-	-	-	147	4,779
Minority interest	669	2,169	1,338	2,535	142,062
Write off intellectual property	-	-	-	-	(333,403)
Loss on investment in subsidiary	-	-	-		(9,483,293)
Fair value adjustment of derivative liabilities	53,759	23,368	(39,688)	187,812	372,880
Gain on debt settlement	115,561	-	115,561	-	115,561
Total other income (expenses)	121,916	(16,422)	(8,675)	80,431	(10,199,119)

Net income (loss)	$64,345	$(97,307)	$(120,344)	$(178,619)	$(13,063,207)

Basic and diluted net income (loss)per common share	$0.00	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	389,406,202	301,617,837	384,790,232	296,764,357

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Deficit

	Common stock		Additional paid-in capital	Deferred compensation	Minority interest	Preferred stock	Accumulated (deficit) equity	Total stockholders' deficit
	Shares	Amount
Balance at April 13, 2006 Inception Date
Net loss April 13, 2006 thru July 31, 2006	-	$ -	$ -	$ -	$ -	$ -	$ (22,264)	$ (22,264)
July 2006 through July 31, 2007	133,333,255	133,333	554,167	-	-	-	-	687,500
Reverse acquisition of Nuvo Solar Energy, Inc.	60,219,207	60,219	7,403,890	-	-	535,891	-	8,000,000
Net loss	-	-	-	-	-	-	(10,051,258)	(10,051,258)
Balances, July 31, 2007	193,552,462	193,552	7,958,057	-	-	535,891	(10,073,522)	(1,386,022)
Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448	-	-	-	-	326,922
Sale of subsidiary common stock	-	-	50,000	-	-	-	-	50,000
Issuance of shares for services	1,650,000	1,650	350,850	(235,000)	-	-	-	117,500
Amortization of deferred compensation	-	-	-	101,667	-	-	-	101,667
Issuance of options and warrants	-	-	328,375	-	-	-	-	328,375
Issuance of shares pursuant to conversion of notes and interest payable	1,000,000	1,000	99,000	-	-	-	-	100,000
Issuance of shares of subsidiary common stock for notes and interest payable, related parties	-	-	300,023	-	(61,286)	-	-	238,737
Issuance of shares for purchased technology	2,000,000	2,000	148,000	-	-	-	-	150,000
Net loss	-	-	-	-	-	-	(1,310,229)	(1,310,229)
Balances, July 31, 2008	204,676,437	204,676	9,554,753	(133,333)	(61,286)	535,891	(11,383,751)	(1,283,050)
Issuance of shares upon conversion of subordinated debentures	41,904,256	41,904	142,732	-	-	-	-	184,636
Issuance of shares upon conversion of notes payable, related and accrued interest payable, related	15,385,470	15,385	61,119	-	-	-	-	76,504
Amortization of deferred compensation	-	-	-	133,333	-	-	-	133,333
Issuance of shares pursuant to conversion of accounts payable	1,287,692	1,288	6,087	-	-	-	-	7,375
Issuance of common stock upon mandatory conversion of preferred stock	21,697,324	21,697	76,953	-	-	(98,650)	-	-
Minority interest	-	-	-	-	(74,402)	-	-	(74,402)
Net loss	-	-	-	-	-	-	(787,050)	(787,050)
Balances, July 31, 2009	284,951,179	284,951	9,841,644	-	(135,688)	437,241	(12,170,801)	(1,742,653)
Issuance of shares upon conversion of subordinated debentures	34,666,667	34,667	295,889	-	-	-	-	330,556
Warrants issued for services	-	-	100,000	-	-	-	-	100,000
Issuance of common stock upon mandatory conversion of preferred stock	55,940,455	55,940	67,129	-	-	(123,069)	-	-
Minority interest	-	-	-	-	(5,036)	-	-	(5,036)
Net loss	-	-	-	-	-	-	(772,061)	(772,061)
Balances July 31, 2010	375,558,301	375,558	10,304,662	-	(140,724)	314,172	(12,942,862)	(2,089,194)
Minority interest	-	-	-	-	(1,338)	-	-	(1,338)
Issuance of shares upon conversion of subordinated debentures and accrued interest	11,442,540	11,443	6,579	-	-	-	-	18,022
Issuance of common stock upon conversion of notes payable	34,500,000	34,500	(1,200)	-	-	-	-	33,300
Amortization of redeemed subordinated debentures	-	-	12,821	-	-	-	-	12,821
Issuance of preferred stock upon conversion of bonus payable, related	-	-	-	-	-	160,000	-	160,000
Net loss	-	-	-	-	-	-	(120,344)	(120,344)
Balances January 31, 2011	421,500,841	$421,501	$10,322,862	$ -	$(142,062)	$474,172	$(13,063,206)	$ (1,986,733)

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows

For the Six Months Ended January 31, 2011 and 2010

			From Inception
			April 16, 2006-
	2011	2010	January 31, 2011

Cash flows from operating activities:
Net income (loss)	$(120,344)	$(178,619)	$(13,063,207)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Gain on debt settlement	(115,561)	-	(115,561)
Impairment of goodwill	-	-	9,483,293
Loss on impairment	-	-	333,403
Decrease in derivative liability	39,688	(187,812)	(372,880)
Change in minority interest	(1,338)	(2,535)	(142,062)
Amortization of discount on debentures payable	41,040	66,628	659,534
Amortization of debt issuance costs	12,249	11,416	110,559
Common stock and warrant based compensation	-	112,188	853,626
Depreciation	-	1,170	5,478
Amortization of intellectual property	-	13,166	106,498
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	-	-	-
(Increase) in notes and interest receivable	(4,400)	-	(9,032)
Increase in accounts payable and accrued expenses	44,162	24,926	261,961
Increase in amounts due to related parties	29,576	66,284	306,746
Net cash used in operating activities	(74,928)	(73,188)	(1,581,644)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(293,401)
	-	-	33,074
Net cash used in investing activities	-	-	(260,327)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	766,985
Proceeds from issuance of related party notes payable	5,000	67,535	376,000
Proceeds from debentures payable	73,000	-	578,000
Proceeds from sale of subsidiary common stock	-	-	69,848
Proceeds from payments received on notes receivable, related parties	-	-	-
Placement fees paid	(5,000)	-	114,655
Proceeds from advances and loans	12,000	13,200	388,376
Payment of related party notes payable	(10,225)	(7,550)	(206,493)
Payment to related party for notes receivable	-	-	(24,785)
Payment of notes payable	-	-	(220,354)
Increase in bank overdraft	-	8	(9)
Net cash provided by financing activities	74,775	73,193	1,842,223

Net increase (decrease) in cash and cash equivalents	(153)	5	251

Continues

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows (Continued)

			From Inception
			April 16, 2006-
	2011	2010	January 31, 2011

Cash and cash equivalents, beginning of period	404	304	-

Cash and cash equivalents, end of period	$251	$309	$251

Supplemental disclosures of cash flow information:		-
Cash paid during the year for interest	$3,265	$1,529	$103,485
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable,
subordinated debentures, interest and services	$326,883	$65,000	$3,578,938
Fair value of subsidiary common stock issued for notes and
interest payable	$-	$-	$300,023
Common stock issued in connection with merger	$-	$-	$133,333

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

1.

Basis of presentation and summary of significant accounting policies:

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at January 31, 2011, the results of operations for the three and six months ended January 31, 2011 and 2010 and cash flows for the six months ended January 31, 2011 and 2010. The balance sheet as of July 31, 2010 is derived from the Company’s audited financial statements.

The consolidated financial statements for the three and six months ending January 31, 2011 and 2010 include the accounts of the Company and our majority owned subsidiary Interactive Entertainment Group, Inc, (f/k/a/ Interactive Games, Inc.) a Florida Corporation (“IGAM”) and our wholly owned subsidiary Nuvo Solar Energy, Inc. (“Nuvo”). All of the intercompany accounts have been eliminated in consolidation. Certain reclassifications to amounts reported in the July 31, 2010 consolidated financial statements have been made to conform to the January 31, 2011 presentation.

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

The results of operations for the three and six months ended January 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2011.

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

Immediately prior to the effective time of the Share Exchange, Nuvo had outstanding 5,500,000 shares of its common stock (“Nuvo Common Stock”) and no shares of preferred stock. In accordance with the Share Exchange Agreement, each share of Nuvo Common Stock was acquired by us in exchange for approximately 24.24 shares of our common stock for a total of 133,333,255 shares issued. Accordingly, after giving effect to the Share Exchange, the Company had approximately 189,915,355 shares of Common Stock outstanding immediately following the transaction. The shares issued were valued at approximately $8 million or $.06 per share (the market price of the common stock on the date of issuance). The Company allocated the value of the shares to goodwill as well as $1,603,957, the amount that the fair value of the liabilities assumed exceeded the fair value of the assets acquired. Management determined that as of July 31, 2007 the goodwill amount of $9,603,957 was impaired and recorded the write down of goodwill for the year ending July 31, 2007.

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

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

1.

Basis of presentation and summary of significant accounting policies (continued):

Going concern and management’s plans

The Company had a working capital deficit of approximately $2,102,000 and $1,992,000 at July 31, 2010 and January 31, 2011, respectively. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). As required by ASC 718, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. There are 17,500,000 stock options and warrants outstanding as of January 31, 2011.

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

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at January 31, 2011 and 2010 were 353,334,202 and 327,461,154, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

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

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

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

2.

Notes and interest receivable:

Notes and interest receivable at January 31, 2011 and July 31, 2010 are as follows:

	January	July

Due from VP Development	$31,300	$31,300
Due from E2000, Inc. (1)	2,500	2,500
Due from FastFunds (1)	4,400
Interest on above amounts (1)	2,476	2,476

	$40,676	$36,276

(1)  Each of the above listed related parties is a related party to the Company through common control.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

3.

Accrued liabilities, related parties:

Accrued liabilities, related parties at January 31, 2011 and July 31, 2010 are as follows:

	January	July

Officer bonus	$-	$275,561
Management fees	652,604	633,650
Accrued interest	71,581	60,959

	$724,185	$970,170

On November 30, 2010 the Company issued 160,000 shares of Series A Preferred Stock in full settlement of officer bonus of $275,561. The value of the preferred stock was $160,000 and the Company realized a gain on debt settlement of $115,561 for the three  and six months ended January 31, 2011.

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

2007 Convertible Notes

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

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

5.

Convertible debentures payable (continued):

The outstanding principal balance of each Debenture bears interest, in arrears, at six percent (6%) per annum, payable (i) upon conversion, or (ii) on the Maturity Date, in shares of our common stock at the Conversion Price. Upon the occurrence of an Event of Default (as defined in the Purchase Agreement), then the Corporation is required to pay interest to the Holder of each outstanding Debenture, at the option of the Holders (i) at the rate of lesser of eighteen percent (18%) per annum and the maximum interest rate allowance under applicable law, and (ii) the Holders may at their option declare the Debentures, together with all accrued and unpaid interest (the “Acceleration Amount”), to be immediately due and payable.The Corporation may at its option call for redemption all or part of the Debentures prior to the Maturity Date, as follows:

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

The Company determined that the conversion feature of the 2007 Debentures represents an embedded derivative since the 2007 Debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible Debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures. Such discount will be accreted from the date of issuance to the maturity date of the 2007 Debentures. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations. The $505,000 face amount of the 2007 Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2007 Debenture resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $210,878. Based on the revaluation of the 2007 Debentures at January 31, 2011, the Company recorded a credit to expenses of $9,156 and decreased the derivative liability on the balance sheet by $9,156 for the six months ended January 31, 2011.

The Company issued 1,500,000 shares of its common stock to Divine and/or its designees as consideration for its services as the placement agent in connection with the financing transaction described above.

2010 Convertible Notes

In December 2010 and January 2011, the Company entered into two separate note agreements with an institutional investor for the issuance of two convertible promissory notes in the amounts of $45,000 (the "December Note") and $28,000 (the "January Note"), respectively, for a total at January 31, 2011 of $73,000 in principal outstanding (together, the “2010 Convertible Notes”).

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

5.

Convertible debentures payable (continued):

Among other terms, the December Note is due on September 1, 2011 and the January Note is due on October 7, 2011 (together, the “Maturity Dates”), unless prepayment of the 2010 Convertible Notes is required in certain events, as called for in the agreements. The 2010 Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion. In addition, the 2010 Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The Convertible Notes each bears interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price. Upon the occurrence of an Event of Default (as defined in the 2010 Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the 2010 Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable.

The Company may at its option prepay the 2010 Convertible Notes in full during the first ninety days following their issuance in an amount equal to 150% of the outstanding principal and interest, and during the 91st to 180th days following the Notes in an amount equal to 175% of the outstanding principal and interest. Further terms call for the Company to maintain sufficient authorized shares reserved for issuance under the agreement 2010 Convertible Notes.

We received net proceeds from the 2010 Convertible Notes of $68,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2010 Convertible Notes or such shorter period as the 2010 Convertible Notes may be outstanding. Accordingly, as the 2010 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of January 31, 2011, $833 of these costs had been expensed as debt issuance costs.

We have determined that the conversion feature of the 2010 Convertible Notes represents an embedded derivative since the 2010 Convertible Notes are convertible into a variable number of shares upon conversion. Accordingly, the convertible 2010 Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2010 Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the 2010 Convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $73,000 face amount of the 2010 Convertible Notes were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2010 Convertible Notes resulted in an initial debt discount of $60,931 and an initial loss on the valuation of derivative liabilities of $42,000 for a derivative liability balance of $102,931 at issuance.

The fair value of the 2010 Convertible Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
12/3/2010	$32,931	9 months	$0.00136	$0.0024	141%	4.72%
1/7/2011	$70,000	9 months	$0.0008	$0.0024	251%	4.72%

At January 31, 2011, the Company revalued the derivative liability balance of the remaining outstanding 2010 Convertible Notes. Therefore, for the period from their issuance to January 31, 2011, the Company has recorded an expense and increased the previously recorded liabilities by $6,844 resulting in a derivative liability balance of $109,774 at January 31, 2011.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

5.

Convertible debentures payable (continued):

The fair value of the 2010 Convertible Notes was calculated at January 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$109,774	9 months	$0.000665	149%	4.72%

The following table summarizes the balance sheet amounts as of January 31, 2011, as well as the amounts included in the consolidated statement of operations for the six months ended January 31, 2011.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$1,045	$197,436	$192,500	$12,822
2010	4,170	109,774	73,000	51,246
	$5,215	$307,210	$265,500	$64,068

Operating Statement

Debentures	Debt issuance costs (interest expense)	Fair value adjustment of derivative liability

2007	$11,416	$(9,156)
2010	833	48,844
	$12,249	$39,688

6.

Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at January 31, 2011 and July 31, 2010 consist of the following:

	January	July

Notes payable	$183,259	$211,559
Notes payable, related parties [A]	319,006	317,231
Convertible debentures, net of discount of $64,068 (January) and $31,356 (July)	201,432	173,644
	703,697	702,434

Less current portion	703,697	528,790

Long-term debt, net of current portion	$-	$173,644

[A]

The following table summarizes the activity of notes payable, related parties for the six months ended January 31, 2011:

Balance, August 1, 2010	$317,231

Issuance of new notes	12,000
Repayment of notes	(10,225)

Balance, January 31, 2011	$319,006

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

7.

Stockholders’ deficit:

 Preferred Stock

 On November 30, 2010, the Company filed a Certificate of Amendment to Certificate of Designations for its Series A Preferred Stock whereby the Company and the holders of the Series A Preferred stock agreed to extend the Mandatory Conversion date for the Series A Preferred Stock to November 30, 2013. Additionally, the holders of the Series A Preferred were granted voting rights, whereby the shares of preferred stock held are eligible to vote on an as if converted basis pursuant to the conversion terms in the Certificate of Designation of Designation of Series A Preferred Stock on matters presented for a vote by the Company's stockholders. Effective on November 30, 2010, the Company issued upon the conversion of $275,541 in debt payable to the Company's Chief Executive Officer, 160,000 shares of its Series A Preferred Stock. As of January 31, 2011 there are 474,172 shares of Series A Preferred stock outstanding.

Common Stock

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

On December 9, 2010 the Company issued 11,442,359 shares of common stock upon the conversion of $12,500 of the 2007 Convertible Debentures and $5,522 of accrued and unpaid interest. The shares were issued at $0.001575 per share, based upon the conversion feature in the 2007 Convertible debentures.

In December 2010 and January 2011 the Company issued a total of 34,500,000 shares of common stock upon the receipt of Notice of Conversions in the aggregate of $33,300 of notes payable. The shares were issued at an average price of approximately $.001 per share.

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 stock Option Plan and 300,000 under the 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the Company’s common stock. On August 10, 2009 the Company granted options to purchase 10,000,000 shares of the Company’s common stock under the 2007 Plan. The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019. The options were valued at $100,000 based upon the Black-Scholes option pricing model. As of January 31, 2011 there were options to purchase 16,500,000 shares of the Company’s common stock outstanding under the 2007 Stock Option Plan.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

7.

Stockholders’ deficit (continued):

A summary of the activity of the Company’s outstanding options and warrants during the three months ended January 31, 2011 is as follows:

	Options and warrants	Weighted average exercise price
Outstanding, August 1, 2010	18,225,000	$0.04
Granted	-	-
Exercised	-	-
Expired	725,000	0.08
Outstanding and exercisable at
January 31, 2011	17,500,000	$0.04

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price
$.01	10,000,000	4.88	$0.01
0.07	6,500,000	2.54	0.07
0.12	1,000,000	0.05	0.12

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

On January 23, 2008, the Company purchased from PV the patents related to the solar technology in exchange for 2,000,000 restricted shares of common stock of the Company. The Company now owns all rights, title and interest in the patents, including all issued patents or other intellectual property arising from the patents worldwide. The Company valued the common stock at $0.075 per share (the market price of the common stock on November 16, 2007, the date the parties agreed to the number of shares to be issued) and initially, increased its intellectual property by $150,000. As of July 31, 2010 the Company reviewed this asset and as part of the review determined that since the Company has not been able to commercialize the technology and is currently not pursuing the commercialization of the technology that the asset has been permanently impaired. Accordingly, the Company has recorded an impairment expense of $150,000, included in other expenses for the year ended July 31, 2010.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

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

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010

9.

Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of October 31, 2010, are as follows:

Deferred tax assets:
Net operating loss carryforward	$336,000
Less valuation allowance	(336,000)
Total net deferred tax assets	$-

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

The federal statutory tax rate reconciled to the effective tax rate during the three months ended January 31, 2011 and 2010, respectively, is as follows:

	2011	2010

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

10.

Subsequent Events:

On February 2, 2011, the Company issued 18,390,805 shares of common stock upon the conversion of 20,000 shares of Series A Preferred Stock. Pursuant to the Certificate of Designation of the Preferred Stock, as amended the shares were issued at approximately $0.001087 per share.

On February 14, 2011 the Company issued 36,936,879 shares of common stock upon the conversion of 39,938 shares of Series A Preferred stock. Pursuant to the Certificate of Designation of the Preferred Stock, as amended the shares were issued at approximately $0.001081 per share.

Also in February 2011, the Company issued 35,266,666 shares of common stock pursuant to Debt Settlement and Release Agreements in exchange for the cancellation of $52,855 of notes and accrued liabilities. The shares were issued at $0.0015, the price of the common stock on the date the parties had agreed to the settlements.

Lastly, in February 2011, the Company entered into a Convertible Note for $25,000. The terms and conditions of the Note are similar to the 2010 Convertible Notes described in Footnote 5 to the financial statements included herein.

On March 9, 2011 the Company announced that it had signed a non-binding Letter of Intent (“LOI”) to acquire 100% of Freya Energy, Inc. (“Freya”). Pursuant to the terms and conditions of the LOI the Company intends to enter into a Stock Purchase Agreement (“SPA”) with Freya within sixty days, whereby Freya would become a wholly owned subsidiary of the Company. Closing of the transaction is subject to customary conditions including, among other things, the negotiation and execution of the SPA and other agreements, if necessary, as well as the approval of both company’s board of directors and any required stockholder or regulatory approval. Freya is a manufacturer of safe large format lithium ion cells and batteries.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2009 and 2008. The financial statements presented for the three and six months ended January 31, 2011 and 2010 include the Company, Nuvo, its wholly-owned subsidiary and Interactive Games, Inc., its majority owned subsidiary, a Florida Corporation.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three and six months ended January 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,992,000, and an accumulated shareholders’ deficit of approximately $1,987,000 as of January 31, 2011. Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended January 31, 2011, net cash used in operating activities was $74,928 compared to $73,188 for the three months ended January 31, 2010. Net loss was $120,344 for the six months ended January 31, 2011 compared to $178,619 for the six months ended January 31, 2010. The net loss in the current period includes non-cash expenses of $92,977 of which $53,289 is depreciation and amortization and $39,688 associated with the fair market valuation of the convertible debentures. These losses were partially offset by a gain of $115,561 on a debt settlement with the CEO, whereby the market value of shares of preferred stock that were issued in exchange for debt cancellation were less than the debt cancelled.

Net cash provided by financing activities for the six months ended January 31, 2011 was $74,775 compared to $73,193 for the six months ended January 31, 2010. For the six months ended January 31, 2011, the Company received $73,000 on the issuance of convertible notes, $12,000 on the issuance of third party notes and $5,000 on the issuance of related notes payable. During the six months ended January 1, 2011 the Company repaid $10,225 of related party notes payable and also paid $5,000 closing costs on the newly issued convertible notes. For the six months ended January 31, 2010 the Company received proceeds of $80,735 on the issuance of notes payable, of which $67,535 were from related parties, and also repaid $7,550 of related party notes payable.

For the six months ended January 31, 2011, cash and cash equivalents decreased by $153 compared to a increase in cash and cash equivalents of $5 for the six months ended January 31, 2010. Ending cash and cash equivalents at January 31, 2011 was $251 compared to $309 at January 31, 2010.

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

OPERATING EXPENSES

Operating expenses for the three and six months ended January 31, 2011 and 2010 were $57,571 and $111,169, respectively, compared to $80,885 and $259,050 for the three and six months ended January 31, 2010, respectively. The current year expenses include management and consulting fees of $84,000 are comprised of wages accrued to our chief executive officer ($60,000), to our corporate secretary ($18,000), and $6,000 to our CFO. Additional expenses were $23,500 for accounting and $4,169 for general and administrative costs. The expenses for the six months ended January 31, 2010 were comprised of salaries and stock compensation costs of $112,188 comprised of the Black Sholes option model costs of $100,000 for options granted to purchase 10,000,000 shares of common stock at an exercise price of $0.01, expiring in August 2019 and $12,098 of deferred stock compensation expensed. Legal and accounting expenses were $35,333, management and consulting fees of $87,000 are comprised of wages accrued to our chief executive officer ($60,000), our corporate secretary ($18,000), and payments of $9,000 to our CFO. Other expenses of $24,259 include $14,336 of amortization and depreciation expense and general and administrative costs of $9,923.

OTHER INCOME (EXPENSE)

Other income and (expenses) for the three and six months ended January 31, 2011 and 2010 was $121,916 and ($8,675) respectively, compared to ($16,422) and $80,431, for the three and six months ended January 31, 2010. The decrease and increase in derivative liabilities included in other expenses for the three and six months ended January 31, 2011 and 2010 was $53,759 and ($39,688), respectively, compared to $23,368 and $187,812 for the three and six months ended January 31, 2010. For the three and six months ended January 31, 2011 there was a gain on settlement of debt of $115,561. Interest expense for the three and six months ended January 31, 2011 and 2010 is summarized as:

	Three months ended		Six months ended
	January 31,		January 31
	2011	2010	2011	2010

Amortization of debenture note discounts	$27,520	$19,911	$43,604	$66,628
Debenture interest	3,821	3,917	6,921	8,411
Notes interest, related	7,665	7,391	15,275	14,114
Notes and other interest	9,067	10,740	20,086	20,910

	$48,073	$41,959	$85,886	$110,063

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended January 31, 2011.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). As required ASC 718, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. There are 17,500,000 stock options outstanding as of January 31, 2011.

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

ITEM 4T.

DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of January 31, 2011 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus it’s efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 9, 2010 the Company issued 11,442,359 shares of common stock upon the conversion of $12,500 of the 2007 Convertible Debentures and $5,522 of accrued and unpaid interest. The shares were issued at $0.001575 per share, based upon the conversion feature in the 2007 Convertible debentures.

 In December 2010 and January 2011 the Company issued a total of 34,500,000 shares of common stock upon the receipt of Notice of Conversions in the aggregate of $33,300 of notes payable. The shares were issued at an average price of approximately $.001 per share.

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

China Nuvo Solar Energy, Inc.
(Registrant)

Date: March 17, 2011	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer