Form 10-Q/A
period 2008-10-31
CHINA NUVO SOLAR ENERGY INC
filed 2011-04-01
CIK 1126411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

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

Transitional Small Business Disclosure Format: Yes      . No  X .

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the Periodic Report of China Nuvo Solar Energy, Inc. (the Company) on Form 10-Q for the period ended October 31, 2008 as filed with the Securities and Exchange Commission on December 16, 2008 (the “Original Filing”).  This Amendment is being filed to amend Part I, Item 4 (Controls and Procedures) as well as to restate the financial statements in their entirety to reflect the inclusion of the Company’s Florida based subsidiary, Imteractive Entertainment Group, Inc., formerly Interactive Games, Inc (“Igam”). Previously the Company excluded the balances and activity of Igam; based on the spinoff of Igam as being approved by the Company’s Board of Directors.  The Company determined that the spinoff of Igam was never effectuated as the shares of common stock were never issued and distributed as initially planned and approved by the Board of Directors.  Additionally, management determined that transactions related to any predecessor company should not be included in the financial statements.  Lastly, management determined that the accounting treatment of the July 27, 2007 transaction was deemed to be a reverse merger whereby the Company was the legal acquirer and Nuvo Solar Energy, Inc. (“Nuvo”) was the accounting acquirer. The effects of the restatements are shown in the tables in Footnote 8 to the financial statements.

Except as stated herein, this Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q on December 16, 2008 and no attempt has been made in this Periodic Report on Form 10-Q/A to modify or update other disclosures as presented in the Original Filing.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing,

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2008	July 31, 2008
	RESTATED	RESTATED
	(unaudited)

Current Assets
Cash	$1,607	$942
Notes and interest receivable, related parties	54,317	53,649
Prepaid expenses and other current assets	35,000	53,400

Total current assets	90,924	107,991

Solar intellectual property, less accumulated depreciation of $60,416
(October 31) and $54,166 (Juy 31)	339,584	345,834
Fixed assets, less accumulated depreciation of $10,312 (July 31)
and $10,999 (October 31)	3,209	3,896
Debt issuance costs	95,801	108,199

Total assets	$529,518	$565,920

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities, related parties	$558,578	$527,239
Accounts payable and accrued expenses	319,990	307,783
Derivative liability convertible debentures	579,000	572,238
Notes payable	175,144	175,644
Notes payable, related party	208,647	164,932

Total current liabilities	1,841,359	1,747,836

Long-term liabilities:
	140,499	101,134

Total liabilities	1,981,858	1,848,970

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
535,981 shares issued and outstanding	535,891	535,891
Common stock, $.001 par value, 495,000,00 shares authorized;
206,676,437 (October 31) and 204,676,437 (July 31) issued and outstanding	206,676	204,676
Minority interest	(91,088)	(61,286)
Deferred compensation	(83,333)	(133,333)
Additional paid-in capital	9,575,253	9,554,753
Retained earnings	(11,595,739)	(11,383,751)

Total shareholders' deficit	(1,452,340)	(1,283,050)

Total liabilities and shareholders' deficit	$529,518	$565,920

See Accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three	From Inception
	months ended	months ended	April 16, 2006-
	October 31, 2008	October 31, 2007	October 31, 2008
	Restated	Restated	Restated

Revenues:
Revenues	$1,599	$-	$8,199
Cost of revenues	-	-	-

Gross profit	1,599	-	8,199

Operating costs and expenses:
Selling, general and administrative
Consulting fees	18,300	15,000	284,050
Management and consulting fees, related parties	39,000	68,750	682,561
Salaries and stock compensation cost	56,094	137,469	634,354
Legal and accounting	9,500	72,305	143,039
Other	29,432	58,679	257,659

Total operating costs and expenses	152,326	352,203	2,001,663

Operating loss	(150,727)	(352,203)	(1,993,464)

Other income (expenses)
Interest expense, related parties	(4,736)	(8,746)	(40,122)
Interest expense, other	(57,733)	(47,804)	(402,487)
Interest income, related parties	668	668	3,325
Minority interest	29,802	1,112	91,088
Fair value adjustment of derivative liabilities	(29,262)	182,948	229,214
Impairment of goodwill	-	-	(9,483,293)
Total other income (expenses)	(61,261)	128,178	(9,602,275)

Net (loss) income	$(211,988)	$(224,025)	$(11,595,739)

Basic and diluted net (loss) income per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	205,379,734	195,178,268

See Accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

RESTATED

			Additional	Deferred			Accumulated	Total
	Common stock		paid-in	Compens-	Preferred	Minority	(deficit)	stockholders'
	Shares	Amount	capital	ation	stock	Interest	equity	deficit

Balance at April 13, 2006 Inception Date		$ -	$ -	$ -	$ -	$ -	$ -	$ -

Net loss April 13, 2006 thru July 31, 2006	-	-	-	-	-	-	(22,264)	(22,264)

Common stock sold July 2006 through July 31, 2007	133,333,255	133,333	554,167	-	-	-	-	687,500

Reverse acquisition of Nuvo Solar Energy, Inc.	60,219,207	60,219	7,403,890	-	535,891	-	-	8,000,000

Net loss	-	-	-	-	-	-	(10,051,258)	(10,051,258)

Balances, July 31, 2007	193,552,462	193,552	7,958,057	-	535,891	-	(10,073,522)	(1,386,022)

Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448	-	-	-	-	326,922

Sale of subsidiary common stock	-	-	50,000	-	-	-	-	50,000

Issuance of shares for services	1,650,000	1,650	350,850	(235,000)	-	-	-	117,500

Amortization of deferred compensation	-	-	0	101,667	-	-	-	101,667

Issuance of options and warrants	-	-	328,375	-	-	-	-	328,375

Issuance of shares pursuant to conversion of notes and interest payable, related parties	1,000,000	1,000	99,000	-	-	-	-	100,000

Issuance of shares of subsidiary common stock for notes
and interest payable, related parties	-	-	300,023	-	-	(61,286)	-	238,737

Issuance of shares for purchased technology	2,000,000	2,000	148,000	-	-	-	-	150,000

Net loss	-	-	-	-	-	-	(1,310,229)	(1,310,229)

Balances July 31, 2008	204,676,437	204,676	9,554,753	(133,333)	535,891	(61,286)	(11,383,751)	(1,283,050)

Amortization of deferred compensation	-	-	-	50,000	-	-	-	50,000

Issuance of common stock upon conversion of subordinated debentures	2,000,000	2,000	20,500	-	-	-	-	22,500

Minority interest	-	-	-	-	-	(29,802)	-	(29,802)

Net loss	-	-	-	-	-	-	(211,988)	(211,988)
Balances, October 31, 2008	206,676,437	$ 206,676	$ 9,575,253	$ (83,333)	$ 535,891	$(91,088)	$ (11,595,739)	$(1,452,340)

See Accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007 (UNAUDITED)
			From Inception
			April 16, 2006-
	2008	2007	October 31, 2008
	Restated	Restated	Restated
Cash flows from operating activities:
Net loss	$(211,988)	$(224,025)	$(11,595,739)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of goodwill	-	-	9,483,293
Increase (decrease) in derivative liability	29,262	(182,948)	(229,214)
Change in minority interest	(29,802)	(1,112)	(91,088)
Amortization of discount on debentures payable	39,365	35,518	285,349
Amortization of debt issuance costs	6,304	5,004	57,162
Common stock and warrant based compensation	56,094	137,469	628,104
Depreciation	687	396	2,269
Amortization of intellectual property	6,250	6,250	60,416
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	18,400	(37,795)	(35,000)
Increase in notes and interest receivable	(668)	(668)	(3,325)
Increase in accounts payable and accrued expenses	12,207	58,757	134,231
Increase in amounts due to related parties	31,339	48,370	(4,393)
Net cash used in operating activities	(42,550)	(154,784)	(1,307,935)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(253,501)
Cash acquired in reverse transaction	-	-	33,074
Net cash used in investing activities	-	-	(220,427)
Cash flows from financing activities:
Proceeds from sale of common stock	-	-	687,500
Proceeds from issuance of third party notes payable	-	163,500	371,000
Proceeds from debentures payable	-	240,000	505,000
Proceeds from sale of subsidiary common stock	-	50,000	50,000
Proceeds from payments received on notes receivable, related parties	-	-	0
Placement fees paid	-	(41,200)	(75,650)
Proceeds from advances and loans from related parties	43,215	14,040	431,550
Payment of related party notes payable	-	(89,517)	(195,768)
Payment to related party for notes receivable	-	(21,800)	(23,300)
Payment of notes payable	-	-	(220,354)
(Decrease) increase in bank overdraft	-	(9)	(9)
Net cash provided by financing activities	43,215	315,014	1,529,969
Net increase in cash and cash equivalents	665	160,230	1,607
Cash and cash equivalents, beginning of period	942	33,024	0
Cash and cash equivalents, end of period	$1,607	$193,254	$1,607
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$2,863	$80,769
Cash paid during the year for taxes	$-	$-	$-
Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable,
subordinated debentures and services	$22,500	$-	$2,864,540
Fair value of subsidiary common stock issued for notes and
interest payable	$-	$-	$300,023
Common stock issued in connection with merger	$-	$-	$133,333

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

 Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2008, as filed with the SEC.

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

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,750,000 at October 31, 2008. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

Immediately prior to the effective time of the Share Exchange, Nuvo had outstanding 5,500,000 shares of its common stock (“Nuvo Common Stock”) and no shares of preferred stock.  In accordance with the Share Exchange Agreement, each share of Nuvo Common Stock was acquired by us in exchange for approximately 24.24 shares of our common stock for a total of 133,333,255 shares issued.  Accordingly, after giving effect to the Share Exchange, the Company had approximately 189,915,355 shares of Common Stock outstanding immediately following the transaction.  The shares issued were valued at approximately $8 million or $.06 per share (the market price of the common stock on the date of issuance).  The Company allocated the value of the shares to goodwill.  Management has determined that as of July 31, 2007 the goodwill amount of $8,000,000 was impaired and recorded the write down of goodwill for the year ending July 31, 2007.

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

We will require additional capital to fund the development of a pilot manufacturing process as well as for general corporate working capital to fund our day-to-day operations and costs associated with being a publicly-traded company. This amount does not include any amounts which may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of debt financing, which may include debt instruments that may include loans from our officers or directors, or the sale of our equity securities in private placements or other equity offerings or instruments. The debt financing may include loans from our officers and directors. Although our balance sheet includes current liabilities of approximately $1,841,000, a portion of this amount are in the form of a derivative liability of $579,000 and convertible notes of $300,000 (of which $125,000 is a related party).  These amounts, plus other related party loans of $83,647 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations. Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company.

 Management will continue over the next twelve months re-examining its business plan.  We do not intend to enter into any additional direct development of our technology.  Rather, we plan to become an incubator of the solar technology we currently own and technology that we may acquire in the future. We currently do not have any agreements to acquire any additional technology.  In order to acquire additional technology we would either have to raise additional money through equity or debt financing or in the alternative issue shares of our common stock. We intend to study the feasibility of sub-licensing or entering into other types of agreements with third parties, whereby the third party will compensate us by paying a license fee and subsequent royalties.  The compensation may be in the form of cash or in the licensee’s common stock.  Through our established relationships we plan to focus on the identification, acquisition and potential license or resale of renewable and alternative energy technologies.

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

2.

Accrued liabilities, related parties:

Accrued liabilities, related parties at October 31, 2008 and July 31, 2008 are as follows:

	October 31, 2008	July 31, 2008

Officer bonus	$275,561	$275,561
Management fees	263,600	237,000
Accrued interest	19,417	14,678

	$558,578	$527,239

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

4.

Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at October 31, 2008 and July 31, 2008 consist of the following:

	October 31, 2008	July 31, 2008

Notes payable	$175,144	$175,644
Notes payable, related parties [A]	208,647	164,932
Convertible debentures, net of discount of $342,001 (October) and $403,866 (July)	140,499	101,134
	524,290	441,710

Less current portion	383,791	340,576

Long-term debt, net of current portion	$140,499	$101,134

[A]

The following table summarizes the activity of notes payable, related parties for the three months ended October 31, 2008:

Balance, August 1, 2008	$164,932

Reclassification	500
Issuance of new notes	43,215

Balance, October 31, 2008	$208,647

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements:

Subsequent to the issuance of the Company’s October 31, 2008 consolidated financial statements, the Company’s management determined that corrections were required to the previously reported financial statements to reflect the inclusion of the Company’s Florida based subsidiary, Interactive Games, Inc (“Igam”). Previously the Company excluded the balances and activity of Igam based on the spinoff of Igam as being approved by the Company’s Board of Directors. The Company determined that the spinoff of Igam was never effectuated as the shares of common stock were never issued and distributed as initially planned and approved by the Board of Directors.  Additionally, management determined that transactions related to any predecessor company should not be included in the financial statements.  Lastly, management determined that the accounting treatment of the July 27, 2007 transaction was deemed to be a reverse merger whereby the Company was the legal acquirer and Nuvo Solar Energy, Inc. (“Nuvo”) was the accounting acquirer. The effects of the restatements are shown in the following tables.

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Balance Sheet

ASSETS	October 31, 2008 Original	Adjustments	October 31, 2008 Restated
Current assets
Cash	$1,105	$502	$1,607
Notes and interest and interest receivable	54,317		54,317
Prepaid expenses and other current assets	35,000		35,000
Total current assets	90,422	502	90,924
Fixed assets, net		3,209	3,209
Solar intellectual property, net	339,584		339,584
Debt issuance costs	95,801		95,801
Total assets	$525,807	$3,711	$529,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued liabilities, related parties	$368,953	$189,625	$558,578
Accounts payable and accrued expenses	109,911	210,079	319,990
Derivative liability convertible debentures	579,000		579,000
Notes payable	175,144		175,144
Notes payable, related parties	162,482	46,165	208,647

Total current liabilities	1,395,490	445,869	1,841,359

Long term liabilities
Convertible debentures, payable, net	140,499		140,499

Total Liabilities	1,535,989	445,869	1,981,858

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements (continued):

	October 31, 2008 Original	Adjustments	October 31, 2008 Restated
Shareholders’ Deficit
Preferred stock, $.001 par value; 25,000,000
shares authorized, 535,891 issued and outstanding	535,891		535,891
Common stock, $.001 par value, 475,000,000
shares authorized, 206,676,437 issued and outstanding	206,676		206,676
Minority interest		(91,088)	(91,088)
Deferred compensation		(83,333)	(83,333)
Additional paid in capital	(949,653)	10,524,906	9,575,253
Retained deficit	(803,096)	(10,792,643)	(11,595,739)
Total shareholders’ deficit	(1,010,182)	(442,158)	(1,452,340)
Total liabilities and shareholders’ deficit	$525,807	$3,711	$529,518

As a result of the restated consolidated balance sheet, to include the accounts of Interactive Games, Inc., (our Florida majority owned subsidiary), and to carry forward prior year adjustments, including the impairment of $9,483,293 of goodwill; total assets and liabilities increased by $3,711 and $445,869 respectively and shareholders’ deficit increased by $442,158.

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Operations

	October 31, 2008		October 31, 2008
	Original	Adjustments	Restated
Revenues	$0	$1,599	$1,599
Cost of sales	0	0	0
Gross profit	0	1,599	1,599
Operating costs and expenses:
Consulting fees	15,000	3,300	18,300
Management fees, related parties	39,000		39,000
Salaries, including stock compensation	6,094	50,000	56,094
Legal and accounting	9,500		9,500
Other	17,695	11,737	29,432
Total operating costs and expenses	87,289	65,037	152,326

Operating loss	(87,289)	(63,438)	(150,727)

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements (continued):

		October 31, 2008		October 31, 2008
		Original	Adjustments	Restated
Interest expense, related		(669)	(4,067)	(4,736)
Interest expense, other		(54,580)	(3,153)	(57,733)
Interest income, related		668		668
Minority interest		0	29,802	29,802
Derivative liability		(29,262)		(29,262)
Total other (expenses) income		(83,843)	22,582	(61,261)

Net loss		$(171,132)	$(40,856)	$(211,988)

Basic and diluted net loss per common share	$	(.**)	$-	$(.01)

Basis and diluted weighted average common shares
Outstanding		205,379,734	-	205,379,734

As a result of the restated consolidated statement of operations for the three months ending October 31, 2008, the Company’s net loss increased from $171,132 to $211,988.  The increase in the loss is a result of including the accounts of Interactive Games, Inc. (our Florida majority owned subsidiary).

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Operations

	October 31, 2007		October 31, 2007
	Original	Adjustments	Restated
Revenues	$0	$0	$0
Cost of sales	0	0	0
Gross profit	0	0	0
Operating costs and expenses:
Consulting fees	15,000		15,000
Management fees, related parties	41,250	27,500	68,750
Salaries, including stock compensation	137,469		137,469
Legal and accounting	60,805	11,500	72,305
Other	51,333	7,346	58,679
Total operating costs and expenses	305,857	46,346	352,203

Operating loss	(305,857)	(46,346)	(352,203)

Other (expenses) income
Interest expense, related	(38)	(8,708)	(8,746)
Interest expense, other	(46,479)	(1,325)	(47,804)
Interest income, related	668		668
Minority interest	0	1,112	1,112
Derivative liability expense	182,948		182,948
Total other (expenses) income	137,099	(8,921)	128,178
Net loss	$(168,758)	$(55,267)	$(224,025)

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements (continued):

		October 31, 2007		October 31, 2007
		Original	Adjustments	Restated
Basic and diluted net loss per common share	$	(**)	$-	$(0.01)

Basic and diluted weighted average common shares outstanding		195,178,268	-	195,178,268

As a result of the restated consolidated statement of operations for the three months ended October 31, 2007, the Company’s originally reported net loss of $168,758 was increased by $55,267, resulting in a net loss of $224,025 for the three months ended October 31, 2007.  The increase in the loss is a result of including the accounts of Interactive Games, Inc., (our Florida majority owned subsidiary).

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Cash Flows

	October 31, 2008 Original	Adjustments	October 31, 2008 Restated
Cash flows from operating activities:
Net loss	$(171,132)	$(40,856)	$(211,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in derivative liability	29,262	-	29,262
Change in minority interest	0	(29,802)	(29,802)
Amortization of discount on debentures payable	39,365	-	39,365
Amortization of debt issuance costs	6,303	1	6,304
Common stock and warrant based compensation	6,094	50,000	56,094
Depreciation	-	687	687
Amortization of intellectual property	6,250	-	6,250
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	15,000	3,400	18,400
Increase in notes and interest receivable		(668)	(668)
Increase in accounts payable and accrued expenses	15,953	(3,746)	12,207
Increase in amounts due to related parties	29,370	1969	31,339
Net cash used in operating activities	(23,535)	(19,015)	(42,550)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-
Net cash used in investing activities	-	-	-

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements (continued):

	October 31, 2008 Original	Adjustments	October 31, 2008 Restated
Cash flows from financing activities:
Proceeds from issuance of third party notes payable	23,700	19,515	43,215
Net cash provided by financing activities	$23,700	$19,515	$43,215
Net increase decrease in cash and cash equivalents	165	500	665

Cash and cash equivalents, beginning of period	940	3	942
Cash and cash equivalents, end of period	$1,105	$502	$1,607

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable, subordinated debentures and services	$22,500	$-	$22,500
Fair value of subsidiary common stock issued for notes and interest payable	$-	$-	$-
Common stock issued in connection with merger	$-	$-	$-

As a result of the restatement of the consolidated statement of cash flows for the three months ended October 31, 2008, the net cash used in operations originally reported of $23,535 increased by $19,015 to $42,550, there was not any cash used in investing activities, and net cash provided by financing activities increased from the original reported amount of $23,700 by $19,515 to $43,215. The increase in net cash and cash equivalents originally reported of $165, increased by $500 to $665 for the three months October 31, 2008.

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Cash Flows

	October 31, 2007 Original	Adjustments	October 31, 2007 Restated
Cash flows from operating activities:
Net loss	$(168,758)	$(55,267)	$(224,025)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in derivative liability	(182,948)		(182,948)
Change in minority interest	-	(1,112)	(1,112)
Amortization of discount on debentures payable	35,518	-	35,518
Amortization of debt issuance costs	5,004	-	5,004
Common stock and warrant based compensation	131,375	6,094	137,469

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 and 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements (continued):

	October 31, 2007 Original	Adjustments	October 31, 2007 Restated
Depreciation	-	396	396
Amortization of intellectual property	6,250	-	6,250
Amortization of deferred loan costs	6,094	(6,094)	-
Amortization of deferred loan costs Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(35,063)	(2,732)	(37,795)
Increase in notes and interest receivable	-	(668)	(668)
Increase in accounts payable and accrued expenses	60,695	(1,938)	58,757
Increase in amounts due to related parties	25,763	22,607	48,370
Net cash used in operating activities	(116,070)	(38,714)	(154,784)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities: Proceeds from debentures payable	240,000	-	240,000
Proceeds from issuance of third party notes payable	163,500	-	163,500
Proceeds from sale of subsidiary common stock	-	50,000	50,000
Proceeds from advances and loans from related parties	13,000	1,040	14,040
Payment of related party notes payable	(87,517)	(2,000)	(89,517)
Payment to related party for notes receivable	(21,800)	-	(21,800)
Decrease in bank overdraft		(9)	(9)
Placement fees paid	(41,200)	-	(41,200)
Net cash provided by financing activities	$265,983	$49,031	$315,014
Net increase in cash and cash equivalents	149,913	10,317	160,230
Cash and cash equivalents, beginning of period	33,021	3	33,024
Cash and cash equivalents, end of period	$182,934	$10,320	$193,254

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,983	$(120)	$2,863
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable, subordinated debentures and services	$-	$-	$-
Fair value of subsidiary common stock issued for notes and interest payable	-	-	-
Common stock issued in connection with merger	$-	$-	$-

As a result of the restatement of the consolidated statement of cash flows for the three months ended October 31, 2007, the net cash used in operations originally reported of $116,070 increased by $38,714 to $154,784, there was no cash used in investing activities, and net cash provided by financing activities increased from the original reported amount of $265,983 by $49,031 to $315,014. The increase in net cash and cash equivalents originally reported of $149,913, increased by $10,317 to $160,230 and ending cash at October 31, 2007 increased from $182,934 to $193,254.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the restated consolidated financial statements and notes thereto for the years ended July 31, 2008 and 2007.  The financial statements presented for the three months ended October 31, 2008 and 2007 include the Company, Nuvo, its wholly-owned subsidiary, and Interactive Games, Inc., the Company’s majority owned Florida incorporated subsidiary.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three months ended October 31, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,891,000, and an accumulated shareholders’ deficit of approximately $1,452,000 as of October 31, 2008.  Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended October 31, 2008, net cash used in operating activities was $42,550 compared to $154,793 for the three months ended October 31, 2007.  Net loss was $211,988 for the three months ended October 31, 2008 compared to $224,025 for the three months ended October 31, 2007. The net loss in the current period includes non-cash expenses of $137,692 of which $29,262 are associated with the fair market valuation of the convertible debentures, $108,700 of depreciation and amortization expense, including $50,000 of deferred stock compensation. These amounts were offset by the change in minority interest of $29,802.

There was no net cash used in investing activities for the three months ended October 31, 2008 and 2007.

Net cash provided by financing activities for the three months ended October 31, 2008 was $43,215 compared to $315,014 for the three months ended October 31, 2007. For the three months ended October 31, 2008, the Company received net proceeds of $43,215 on the issuance of notes payable to related parties.  The significant activity for the three months ended October 31, 2007 included the Company receiving proceeds of $240,000 from sale of convertible debentures, $50,000 from sale of subsidiary common stock and $177,540 on the issuance of notes payable.  The Company repaid notes payable totaling $89,517, paid placement fees of $41,200 related to the sale of convertible debentures and advanced $21,800 in exchange for notes receivables from related parties.

For the three months ended October 31, 2008, cash and cash equivalents increased by $665 compared to an increase in cash and cash equivalents of $160,230 for the three months ended October 31, 2007.  Ending cash and cash equivalents at October 31, 2008 was $1,607 compared to $193,254 at October 31, 2007.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

OPERATING EXPENSES

Operating expenses for the three months ended October 31, 2008 were $152,326 compared to expenses of $352,203 for the three months ended October 31, 2007.  The 2008 expenses includes stock compensation costs of $56,094 comprised of deferred stock compensation expensed, legal and accounting expenses were $9,500, management and consulting fees of $39,000 are comprised of  fees accrued to  our chief executive officer ($10,000 per month) and paid to our corporate secretary ($3,000 per month)..  Other expenses of $29,432 include depreciation and amortization of $6,937 and general and administrative costs of $22,495.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months ended October 31, 2008 was $61,261 compared to other income of $128,178 for the three months ended October 31, 2007.  The increase and decrease in derivative liabilities included in other (expenses) and income for the three months ended October 31, 2008 and 2007 was ($29,262) and $182,948, respectively.  Interest expense for the three months ended October 31, 2008 and 2007 is summarized as:

	Three months ended October 31,
	2008	2007

Amortization of debenture note discounts	$39,365	$40,522
Note interest, related	4,736	8,746
Debenture interest	7,637	3,452
Note and other interest	10,731	3,830
	$62,469	$56,550

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

ITEM THREE

DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO has concluded that as of October 31, 2008 disclosure controls and procedures,  were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in application SEC rules and forms. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

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

China Nuvo Solar Energy, Inc.
(Registrant)

Date: March 31, 2011	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer