Form 10-Q/A
period 2009-01-31
CHINA NUVO SOLAR ENERGY INC
filed 2011-04-01
CIK 1126411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

Number of shares of common stock outstanding at March 2, 2009 was 209,706,776.

Transitional Small Business Disclosure Format: Yes      . No  X .

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the Periodic Report of China Nuvo Solar Energy, Inc. (the Company) on Form 10-Q for the period ended January 31, 2009 as filed with the Securities and Exchange Commission on March 17, 2009 (the “Original Filing”). This Amendment is being filed to amend Part I, Item 4 (Controls and Procedures) as well as to restate the financial statements in their entirety to reflect the inclusion of the Company’s Florida based subsidiary, Interactive Entertainment Group, Inc., formerly Interactive Games, Inc (“Igam”). Previously the Company excluded the balances and activity of Igam based on the spinoff of Igam as approved by the Company’s Board of Directors. The Company determined that the spinoff of Igam was never effectuated as the shares of common stock were never issued and distributed as initially planned and approved by the Board of Directors. Additionally, management determined that transactions related to any predecessor company should not be included in the financial statements. Lastly, management determined that the accounting treatment of the July 27, 2007 transaction between the Company and Nuvo Solar Energy, Inc. (“Nuvo”) was deemed to be a reverse merger whereby the Company was the legal acquirer and Nuvo was the accounting acquirer. The effects of the restatements are shown in the tables in Footnote 8 to the financial statements.

Except as stated herein, this Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q on March 17, 2009 and no attempt has been made in this Periodic Report on Form 10-Q/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2009	July 31 2008
	RESTATED	RESTATED
	(unaudited)

Current Assets
Cash	$425	$942
Notes and interest receivable	55,485	53,649
Prepaid expenses and other current assets	20,000	53,400

Total current assets	75,910	107,991

Solar intellectual property, less accumulated depreciation of $66,666
(January 31) and $54,166 (Juy 31)	373,234	345,834
Fixed assets, less accumulated depreciation of $11,291 (2009)
and $10,909 (2008)	2,917	3,896
Debt issuance costs	83,404	108,199

Total assets	$535,465	$565,920

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$283	$-
Accrued liabilities, related parties	600,697	527,239
Accounts payable and accrued expenses	361,832	307,783
Derivative liability convertible debentures	579,000	572,238
Notes payable	175,144	175,644
Notes payable, related party	268,635	164,932

Total current liabilities	1,985,591	1,747,836

Long-term liabilities:
Convertible debentures payable, net	176,869	101,134

Total liabilities	2,162,460	1,848,970

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
535,981 shares issued and outstanding	535,891	535,891
Common stock, $.001 par value, 495,000,00 shares authorized;
206,676,437 (January 31) and 204,676,437 (July 31) issued
and outstanding	206,676	204,676
Minority interest	(117,118)	(61,286)
Deferred compensation	(33,333)	(133,333)
Additional paid-in capital	9,575,253	9,554,753
Retained earnings	(11,794,364)	(11,383,751)

Total shareholders' deficit	(1,626,995)	(1,283,050)

Total liabilities and shareholders' deficit	$535,465	$565,920

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					From Inception
	For the three months ended January 31,		For the six months ended January 31,		April 16, 2006-
	2009	2008	2009	2008	January 31, 2009
	Restated	Restated	Restated	Restated	Restated

Revenues:
Revenues	$1,567	$-	$3,166	$-	$9,766
Cost of revenues	-	-	-	-	-

Gross profit	1,567	-	3,166	-	9,766

Operating costs and expenses:
Selling, general and administrative
Consulting fees	33,445	61,350	51,745	76,350	317,495
Management and consulting fees, related parties	39,000	225,272	78,000	294,022	721,561
Salaries and stock compensation cost	56,094	301,426	112,188	438,895	690,448
Legal and accounting	21,033	(3,196)	30,533	69,109	164,072
Other	17,294	39,735	46,726	98,414	274,953

Total operating costs and expenses	166,866	624,587	319,192	976,790	2,168,529

Operating loss	(165,299)	(624,587)	(316,026)	(976,790)	(2,158,763)

Other income (expenses)
Interest expense, related parties	(6,119)	(9,121)	(10,855)	(17,867)	(46,241)
Interest expense, other	(53,905)	(129,592)	(111,638)	(177,396)	(456,392)
Interest income, related parties	668	668	1,336	1,336	3,993
Minority interest	26,030	2,747	55,832	3,859	117,118
Fair value adjustment of derivative liabilities	-	30,417	(29,262)	213,365	229,214
Loss on impairment	-	-	-	-	(9,483,293)

Total other income (expenses)	(33,326)	(104,881)	(94,587)	23,297	(9,635,601)

Net loss	$(198,625)	$(729,468)	$(410,613)	$(953,493)	$(11,794,364)

Basic and diluted net loss per common share	(0.01)	(0.01)	(0.01)	(0.01)

Basic and diluted weighted average common shares outstanding	206,676,437	186,115,433	206,031,628	197,313,137

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JANUARY 31, 2009

RESTATED

			Additional	Deferred			Accumulated	Total
	Common stock		paid-in	Compens-	Preferred	Minority	(deficit)	stockholders'
	Shares	Amount	capital	ation	stock	Interest	equity	deficit

Balance at April 13, 2006 Inception Date	-	$ -	$-	$-	$-	$-	$-	$-

Net loss April 13, 2006 thru July 31, 2006	-	-	-	-	-	-	(22,264)	(22,264)

Common stock sold July 2006 through July 31, 2007	133,333,255	133,333	554,167	-	-	-	-	687,500

Reverse acquisition of Nuvo Solar Energy, Inc.	60,219,207	60,219	7,403,890	-	535,891	-	-	8,000,000

Net loss	-	-	-	-	-	-	(10,051,258)	(10,051,258)

Balances, July 31, 2007	193,552,462	193,552	7,958,057	-	535,891	-	(10,073,522)	(1,386,022)

Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448	-	-	-	-	326,922

Sale of subsidiary common stock	-	-	50,000	-	-	-	-	50,000

Issuance of shares for services	1,650,000	1,650	350,850	(235,000)	-	-	-	117,500

Amortization of deferred compensation	-	-	0	101,667	-	-	-	101,667

Issuance of options and warrants	-	-	328,375	-	-	-	-	328,375

Issuance of shares pursuant to conversion of notes and interest payable, related parties	1,000,000	1,000	99,000	-	-	-	-	100,000

Issuance of shares of subsidiary common stock for notes and interest payable, related parties	-	-	300,023	-	-	(61,286)	-	238,737

Issuance of shares for purchased technology	2,000,000	2,000	148,000	-	-	-	-	150,000

Net loss	-	-	-	-	-	-	(1,310,229)	(1,310,229)

Balances July 31, 2008	204,676,437	204,676	9,554,753	(133,333)	535,891	(61,286)	(11,383,751)	(1,283,050)

Amortization of deferred compensation	-	-	-	100,000	-	-	-	100,000

Issuance of common stock upon conversion of
subordinated debentures	2,000,000	2,000	20,500	-	-	-	-	22,500

Minority interest	-	-	-	-	-	(55,832)	-	(55,832)

Net loss	-	-	-	-	-	-	(410,613)	(410,613)
Balances, January 31, 2009	206,676,437	206,676	9,575,253	(33,333)	535,891	(117,118)	(11,794,364)	(1,626,995)

See accompanying notes to financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2009 AND 2008 (UNAUDITED)
					Restated
					From Inception
					April 16, 2006-
	Restated 2009		Restated 2008		January 31, 2009
Cash flows from operating activities:
Net loss		$(410,613)		$(953,493)	$(11,794,364)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of goodwill					9,483,293
Increase (decrease) in derivative liability		29,262		(213,365)	(229,214)
Change in minority interest		(55,832)		(3,859)	(117,118)
Amortization of discount on debentures payable		75,735		131,895	321,719
Amortization of debt issuance costs		12,607		14,280	63,465
Common stock and warrant based compensation		112,188		438,895	684,198
Depreciation		979		792	2,561
Amortization of intellectual property		12,500		12,500	66,666
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets		33,400		(38,795)	(20,000)
Increase in notes and interest receivable, related		(1,836)		(1,336)	(4,493)
Increase in accounts payable and accrued expenses		54,051		80,350	176,073
Increase in amounts due to related parties		73,458		180,427	37,726
Net cash used in operating activities		(64,101)		(351,709)	(1,329,488)
Cash flows from investing activities:
Purchase of property and equipment		(39,900)		-	(293,401)
Cash acquired in reverse transaction					33,074
Net cash used in investing activities		(39,900)		-	(260,327)
Cash flows from financing activities:
Proceeds from sale of common stock					687,500
Proceeds from issuance of third party notes payable		-		163,500	371,000
Proceeds from debentures payable		-		370,000	505,000
Proceeds from sale of subsidiary common stock				50,000	50,000
Placement fees paid		-		(58,100)	(75,650)
Proceeds from advances and loans from related parties		103,203		18,835	491,538
Payment of related party notes payable		-		(89,517)	(195,768)
Payment to related party for notes receivable		-		(23,300)	(23,300)
Payment of notes payable		-		(47,873)	(220,354)
Increase in bank overdraft		283		45	274
Net cash provided by financing activities		103,486		383,590	1,590,240
Net decrease in cash and cash equivalents		(515)		31,881	425
Cash and cash equivalents, beginning of period		940		33,024	0
Cash and cash equivalents, end of period		$425		$64,905	$425
Supplemental disclosures of cash flow information:
Cash paid during the year for interest		$27		$11,392	$85,341
Cash paid during the year for taxes		$-		$-	$-
Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable,
subordinated debentures and services		$22,500		$318,800	$2,887,040
Fair value of subsidiary common stock issued for notes and
interest payable	$		$		$300,023
Fair value of common stock issued to acquire patents		$-		$150,000	$150,000
Common stock issued in connection with merger		$-		$-	$133,333

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

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,740,000 and $2,086,000 at July 31, 2008 and January 31, 2009, respectively. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

Immediately prior to the effective time of the Share Exchange, Nuvo had outstanding 5,500,000 shares of its common stock (“Nuvo Common Stock”) and no shares of preferred stock. In accordance with the Share Exchange Agreement, each share of Nuvo Common Stock was acquired by us in exchange for approximately 24.24 shares of our common stock for a total of 133,333,255 shares issued. Accordingly, after giving effect to the Share Exchange, the Company had approximately 189,915,355 shares of Common Stock outstanding immediately following the transaction. The shares issued were valued at approximately $8 million or $.06 per share (the market price of the common stock on the date of issuance). The Company allocated the value of the shares to goodwill. Management had determined that as of July 31, 2007 the goodwill amount of $8,000,000 was impaired and recorded the write down of goodwill for the year ending July 31, 2007.

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

We will require additional capital to fund the development of a pilot manufacturing process as well as for general corporate working capital to fund our day-to-day operations and costs associated with being a publicly-traded company. This amount does not include any amounts which may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of debt financing, which may include debt instruments that may include loans from our officers or directors, or the sale of our equity securities in private placements or other equity offerings or instruments. . The debt financing may include loans from our officers and directors. Although our balance sheet includes current liabilities of approximately $1,986,000, a portion of this amount are in the form of a derivative liability of $579,000 and convertible notes of $300,000 (of which $125,000 is a related party). These amounts, plus other related party loans of $143,635 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations. Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company.

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

2.

Accrued liabilities, related parties:

Accrued liabilities, related parties at January 31, 2009 and July 31, 2008 are as follows:

	January 31, 2009	July 31, 2008

Officer bonus	$275,561	$275,561
Management fees	299,600	237,000
Accrued interest	25,536	14,678

	$600,697	$527,239

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

4.

Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at January 31, 2009 and July 31, 2008 consist of the following:

	January 31, 2009	July 31, 2008

Notes payable	$175,144	$175,644
Notes payable, related parties [A]	268,635	164,932
Convertible debentures, net of discount of $305,631 (January) and $403,866 (July)	176,869	101,134
	620,648	441,710

Less current portion	443,779	340,576

Long-term debt, net of current portion	$176,869	$101,134

4.

Convertible and other promissory notes and long-term debt, including related parties (continued):

[A]

The following table summarizes the activity of notes payable, related parties for the six months ended January 31, 2009:

Balance, August 1, 2008	$164,932

Reclassification	500
Issuance of new notes	103,203

Balance, January 31, 2009	$268,635

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.

Stockholders’ deficit (continued):

Stock options and warrants (continued)

A summary of the activity of the Company’s outstanding options and warrants for the six months ended January 31, 2009 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding and exercisable August 1	14,187,107	$0.11
Expired	(1,700,000)	0.20

Outstanding and exercisable, January 31, 2009	12,487,107	$0.096

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 0.05	300,000	0.04	$ 0.05
0.07 – 0.10	10,237,107	1.81	0.085
0.12	1,000,000	0.22	0.12
0.20	950,000	0.01	0.20

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements:

Subsequent to the issuance of the Company’s July 31, 2008 consolidated financial statements, the Company’s management determined that corrections were required to the previously reported financial statements to reflect the inclusion of the Company’s Florida based subsidiary, Interactive Games, Inc (“Igam”). Previously the Company excluded the balances and activity of Igam. The Company determined that the spinoff of Igam was never effectuated as the shares of common stock were never issued and distributed as initially planned and approved by the Board of Directors. Additionally, management determined that transactions related to any predecessor company should not be included in the financial statements. Lastly, management determined that the accounting treatment of the July 27, 2007 transaction between the Company and Nuvo Solar Energy, Inc. (“Nuvo”) was deemed to be a reverse merger whereby the Company was the legal acquirer and Nuvo was the accounting acquirer. The effects of the restatements are shown in the following tables.

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Balance Sheet

ASSETS	January 31, 2009 Original		Adjustments	January 31, 2009 Restated
Current assets
Cash	$425	$		$425
Notes and interest and interest receivable	55,485			55,485
Prepaid expenses and other current assets	20,000			20,000
Total current assets	75,910			75,910
Fixed assets, net			2,917	2,917
Solar intellectual property, net	373,234			373,234
Debt issuance costs	83,404			83,404
Total assets	$532,548		$2,917	$535,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued liabilities, related parties	$413,587		$187,110	$600,697
Accounts payable and accrued expenses	147,970		213,862	361,832
Derivative liability convertible debentures	579,000			579,000
Notes payable	175,144			175,144
Notes payable, related parties	213,132		55,503	268,635
Bank overdraft			283	283
Total current liabilities	1,528,833		456,758	1,985,591

Long term liabilities
Convertible debentures, payable, net	176,869			176,869

Total Liabilities	1,705,702		456,758	2,162,460
Shareholders’ Deficit
Preferred stock, $.001 par value; 25,000,000
shares authorized, 535,891 issued and outstanding	535,891			535,891
Common stock, $.001 par value, 475,000,000
shares authorized, 206,676,437 issued and outstanding	206,676			206,676
Minority interest			(117,118)	(117,118)
Deferred compensation			(33,333)	(33,333)
Additional paid in capital	(949,653)		10,524,906	9,575,253
Retained deficit	(966,068)		(10,828,296)	(11,794,364)
Total shareholders’ deficit	(1,173,154)		(453,841)	(1,626,995)
Total liabilities and shareholders’ deficit	$532,548		$2,917	$535,465

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements (continued):

As a result of the restated consolidated balance sheet, to include the accounts of Interactive Games, Inc., (our Florida majority owned subsidiary), and to carry forward prior year adjustments, including the impairment of $9,483,293 of goodwill; total assets and liabilities increased by $2,917 and $456,758 respectively and shareholders’ deficit increased by $453,841.

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Operations

Six Months Ended January 31, 2009

		Original	Adjustments	Restated
Revenues		$0	$3,166	$3,166
Cost of sales		0	0	0
Gross profit		0	3,166	3,166
Operating costs and expenses:
Consulting fees		46,605	5,140	51,745
Management fees, related parties		78,000		78,000
Salaries, including stock compensation		12,188	100,000	112,188
Legal and accounting		30,533		30,533
Other		31,153	15,573	46,726
Total operating costs and expenses		198,479	120,113	319,192

Operating Loss		(198,479)	(117,547)	(316,026)
Interest expense, related		(8,669)	(2,186)	(10,855)
Interest expense, other		(99,030)	(12,608)	(111,638)
Interest income, related		1,336		1,336
Minority interest		0	55,832	55,832
Derivative liability		(29,262)		(29,262)
Total other (expenses) income		(135,625)	41,038	(94,587)

Net loss		$(334,104)	$(76,509)	$(410,613)

Basic and diluted net loss per common share	$	(.**)	$-	$(.01)

Basis and diluted weighted average common shares
Outstanding		206,031,628	-	206,031,628

As a result of the restated consolidated statement of operations for the six months ending January 31, 2009, the Company’s net loss increased from $334,104 to $410,613. The increase in the loss is a result of including the accounts of Interactive Games, Inc. (our Florida majority owned subsidiary).

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements (continued):

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Operations

Six Months Ended January 31, 2008

		Original	Adjustments	Restated
Revenues		$0	$0	$0
Cost of sales		0	0	0
Gross profit		0	0	0
Operating costs and expenses:
Bonus, related party			130,772	130,772
Consulting fees		75,750	600	76,350
Management fees, related parties		239,022	(75,772)	163,250
Salaries, including stock compensation		438,895		438,895
Legal and accounting		55,809	13,300	69,109
Other		102,438	(4,024)	98,414
Total operating costs and expenses		911,914	64,876	976,790

Operating loss		(911,914)	(64,876)	(976,790)

Other (expenses) income
Interest expense, related		(7,119)	(10,748)	(17,867)
Interest expense, other		(150,615)	(26,781)	(177,396)
Interest income, related		1,336		1,336
Minority interest		0	3,859	3,859
Derivative liability expense		213,365	-	213,365
Total other (expenses) income		56,967	(33,670)	23,297
Net loss		$(854,947)	$(98,546)	$(953,493)
Basic and diluted net loss per common share	$	(**)	$-	$(0.01)

Basic and diluted weighted average common shares outstanding		195,178,268	-	195,178,268

As a result of the restated consolidated statement of operations for the six months ended January 31, 2008, the Company’s originally reported net loss of $854,947 was increased by $102,405, resulting in a net loss of $957,352 for the six months ended January 31, 2008. The increase in the loss is a result of including the accounts of Interactive Games, Inc., (our Florida majority owned subsidiary).

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements (continued):

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the Six Months Ended January 31, 2009

	Original	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(334,104)	$(76,509)	$(410,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in derivative liability	29,262	-	29,262
Change in minority interest	0	(55,832)	(55,832)
Amortization of discount on debentures payable	75,735	-	75,735
Amortization of debt issuance costs	12,607		12,607
Common stock and warrant based compensation	12,188	100,000	112,188
Depreciation	-	979	979
Amortization of intellectual property	12,500	-	12,500
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	30,000	3,400	33,400
Increase in notes and interest receivable		(1,836)	(1,836)
Increase in accounts payable and accrued expenses	54,011	40	54,051
Increase in amounts due to related parties	73,336	122	73,458
Net cash used in operating activities	(34,465)	(29,636)	(64,101)

Cash flows from investing activities:
Purchase of property and equipment	(39,900)	-	(39,900)

Net cash used in investing activities	(39,900)	-	(39,900)
Cash flows from financing activities:
Proceeds from issuance of third party notes payable	74,350	28,853	103,203
Payment to related party for note receivable	(500)	500	-
Increase in bank overdraft	-	283	283
Net cash provided by financing activities	$73,850	$29,636	$103,486
Net increase decrease in cash and cash equivalents	(515)		(515)

Cash and cash equivalents, beginning of period	940	-	940

Cash and cash equivalents, end of period	$425	$-	$425

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$24	$3	$27
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable, subordinated debentures and services	$22,500	$-	$22,500
Fair value of subsidiary common stock issued for notes and interest payable	$-	$-	$-
Common stock issued in connection with merger	$-	$-	$-

As a result of the restatement of the consolidated statement of cash flows for the six months ended January 31, 2009, the net cash used in operations originally reported of $34,465 increased by $29,636 to $64,101, net cash used in investing activities remained unchanged, and net cash provided by financing activities increased from the original reported amount of $73,850 by $29,636 to $103,486. The net cash and cash equivalents originally reported of $425 remained unchanged for the year six months January 31, 2009.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements (continued):

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Cash Flows

	January 31, 2008 Original		Adjustments	January 31, 2008 Restated
Cash flows from operating activities:
Net loss	$(854,947)		$(98,546)	$(953,493)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in derivative liability	(213,365)			(213,365)
Change in minority interest	-		(3,859)	(3,859)
Amortization of discount on debentures payable	131,895		-	131,895
Amortization of debt issuance costs	14,280		-	14,280
Common stock and warrant based compensation	438,896			438,895
Depreciation	-		792	792
Amortization of intellectual property	12,500		-	12,500
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(36,731)		(2,064)	(38,795)
Increase in notes and interest receivable	-		(1,336)	(1,336)
Increase in accounts payable and accrued expenses	62,709		17,641	80,350
Increase in amounts due to related parties	146,937		33,490	180,427
Net cash used in operating activities	(297,826)		(53,883)	(351,709)
Cash flows from investing activities:
Purchase of property and equipment	-		-	-
Net cash used in investing activities	-		-	-
Cash flows from financing activities: Proceeds from debentures payable	370,000		-	370,000
Proceeds from issuance of third party notes payable	163,500		-	163,500
Proceeds from sale of subsidiary common stock	-		50,000	50,000
Proceeds from advances and loans from related parties	13,000		5,835	18,835
Payment of related party notes payable	(87,517)		(2,000)	(89,517)
Payment of notes payable	(47,873)		-	(47,873)
Payment to related party for notes receivable	(23,300)		-	(23,300)
Placement fees paid	(58,100)		-	(58,100)
Increase in bank overdraft	-		45	45
Net cash provided by financing activities	$329,710		$53,880	$383,590
Net increase in cash and cash equivalents	31,884		(3)	31,881
Cash and cash equivalents, beginning of period	33,021		3	33,024
Cash and cash equivalents, end of period	$64,905		$-	$64,905
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$11,392		$-	$11,392
Cash paid during the year for taxes	$-		$-	$-
Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable, subordinated debentures and services	$318,800		$-	$318,800
Fair value of subsidiary common stock issued for notes and interest payable	-		-	-
Fair value of common stock issued to acquire patents	$150,000	$		$150,000
Common stock issued in connection with merger	$-		$-	$-

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements (continued):

As a result of the restatement of the consolidated statement of cash flows for the six months ended January 31, 2008, the net cash used in operations originally reported of $297,826 increased by $53,883 to $351,709, there was no cash used in investing activities, and net cash provided by financing activities increased from the original reported amount of $329,710 by $53,880 to $383,590. The increase in net cash and cash equivalents originally reported of $31,884, decreased by $3 to $31,880 and ending cash at January 31, 2008 remain unchanged at $64,905.

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Operations

Three Months Ended January 31, 2009

		Original	Adjustments	Restated
Revenues		$0	$1,567	$1,567
Cost of sales		0	0	0
Gross profit		0	1,567	1,567
Operating costs and expenses:
Consulting fees		31,605	1,840	33,445
Management fees, related parties		39,000		39,000
Salaries, including stock compensation		6,094	50,000	56,094
Legal and accounting		21,033		21,033
Other		13,458	3,836	17,294
Total operating costs and expenses		111,190	55,676	166,866

Operating Loss		(111,190)	(54,109)	(165,299)
Interest expense, related		(8,000)	1,881	(6,119)
Interest expense, other		(44,450)	(9,455)	(53,905)
Interest income, related		668		668
Minority interest		-	26,030	26,030
Derivative liability		-	-	-
Total other (expenses) income		(51,782)	18,456	(33,326)

Net loss		$(162,972)	$(35,653)	$(198,625)
Basic and diluted net loss per common share	$	(.**)	$-	$(.01)

Basis and diluted weighted average common shares outstanding		206,676,437	-	206,676,437

As a result of the restated consolidated statement of operations for the three months ending January 31, 2009, the Company’s net loss increased from $162,972 to $198,625. The decrease in the loss is a result of including the accounts of Interactive Games, Inc. (our Florida majority owned subsidiary).

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE SIX MONTHS ENDED JANUARY 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Restatements (continued):

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Operations

Three Months Ended January 31, 2008

		Original	Adjustments	Restated
Revenues		$0	$0	$0
Cost of sales		0	0	0
Gross profit		0	0	0
Operating costs and expenses:
Consulting fees		60,750	600	61,350
Management fees, related parties		197,772	27,500	225,272
Salaries, including stock compensation		301,426	-	301,426
Legal and accounting		(4,996)	1,800	(3,196)
Other		51,105	(11,370)	39,735
Total operating costs and expenses		606,057	18,530	624,587

Operating Loss		(606,057)	(18,530)	(624,587)
Interest expense, related		(7,081)	(2,040)	(9,121)
Interest expense, other		(104,136)	(25,456)	(129,592)
Interest income, related		668	-	668
Minority interest		-	2,747	2,747
Derivative liability		30,417	-	30,417
Total other (expenses) income		(80,132)	(24,749)	(104,881)

Net loss		$(686,189)	$(43,279)	$(729,468)

Basic and diluted net loss per common share	$	(.**)	$-	$(.01)

Basis and diluted weighted average common shares
Outstanding		186,115,433	-	186,115,433

As a result of the restated consolidated statement of operations for the three months ending January 31, 2008, the Company’s net loss increased from $686,189 to $729,468. The decrease in the loss is a result of including the accounts of Interactive Games, Inc. (our Florida majority owned subsidiary).

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

The Company’s financial statements for the six months ended January 31, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,910,000, and an accumulated shareholders’ deficit of approximately $1,627,000 as of January 31, 2009. Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended January 31, 2009, net cash used in operating activities was $64,101 compared to $351,709 for the six months ended January 31, 2008. Net loss was $410,613 for the six months ended January 31, 2009 compared to $951,235 for the six months ended January 31, 2008. The net loss in the current period includes net non-cash expenses of $187,439 of which $29,262 are associated with the fair market valuation of the convertible debentures and $138,274 of depreciation and amortization expense including $100,000 of deferred stock compensation. These amounts were offset by the change in minority interest of $55,832.

There was net cash used of $39,900 in investing activities for the six months ended January 31, 2009 for the purchase of intellectual property and patents.

Net cash provided by financing activities for the six months ended January 31, 2009 was $103,486 compared to $383,590 for the six months ended January 31, 2008. For the six months ended January 31, 2009, the Company received net proceeds of $103,203 on the issuance of notes payable to related parties. The significant activity for the six months ended January 31, 2008 included the Company receiving proceeds of $552,335 on the issuance of notes payable and convertible debentures. The Company repaid notes payable of $137,390, placement fees of $58,100 related to the sale of convertible debentures and advanced $23,300 in exchange for notes receivables from related parties.

For the six months ended January 31, 2009, cash and cash equivalents decreased by $515 compared to an increase in cash and cash equivalents of $31,881 for the six months ended January 31, 2008. Ending cash and cash equivalents at January 31, 2009 was $425 compared to $64,905 at January 31, 2008.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due. Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

OPERATING EXPENSES

Operating expenses for the six months ended January 31, 2009 were $319,192 compared to expenses of $976,752 for the six months ended January 31, 2008. The 2009 expenses include stock compensation costs of $112,188 comprised of deferred stock compensation expensed. Legal and accounting expenses were $30,533, management and consulting fees of $78,000 are comprised of fees accrued to our chief executive officer ($10,000 per month) and paid to our corporate secretary ($3,000 per month), and $5,000 per month under our Licensing Agreement with PV. Other expenses of $46,726 include depreciation and amortization of $13,478 and general and administrative costs of $33,248.

OTHER INCOME (EXPENSE)

Other expenses, net for the six months ended January 31, 2009 was $94,587 compared to other income of $25,517 for the six months ended January 31, 2008. The increase and decrease in derivative liabilities included in other (expenses) and income for the six months ended January 31, 2009 and 2008 was ($29,262) and $213,365, respectively. Interest expense for the six months ended January 31, 2009 and 2008 is summarized as:

	Three months ended		Six months ended
	January 31,		January 31,
	2009	2008	2009	2008

Amortization of debenture note discounts	$36,370	$118,154	$75,735	$158,676
Debenture interest	6,805	6,496	14,442	9,949
Notes interest, related	6,119	9,121	10,855	17,905
Notes and other interest	10,730	4,942	21,461	8,771

	$60,024	$138,713	$112,493	$195,301

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

ITEM THREE

DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and the Chief Financial Officer (the “CFO”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and the CFO has concluded that as of January 31, 2009 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in application SEC rules and forms. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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