Form 10-Q/A
period 2009-04-30
CHINA NUVO SOLAR ENERGY INC
filed 2011-04-04
CIK 1126411

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the Periodic Report of China Nuvo Solar Energy, Inc. (the Company) on Form 10-Q for the period ended April 30, 2009 as filed with the Securities and Exchange Commission on June 22, 2009 (the “Original Filing”).  This Amendment is being filed to amend Part I, Item 4 (Controls and Procedures) as well as to restate the financial statements in their entirety to reflect the inclusion of the Company’s Florida based subsidiary, Interactive Entertainment Group, Inc., formerly Interactive Games, Inc (“Igam”). Previously the Company excluded the balances and activity of Igam based on the spinoff of Igam as approved by the Company’s Board of Directors. The Company determined that the spinoff of Igam was never effectuated as the shares of common stock were never issued and distributed as initially planned and approved by the Board of Directors.  Additionally, management determined that transactions related to any predecessor company should not be included in the financial statements. Lastly, management determined that the accounting treatment of the July 27, 2007 transaction between the Company and Nuvo Solar Energy, Inc. (“Nuvo”) was deemed to be a reverse merger whereby the Company was the legal acquirer and Nuvo was the accounting acquirer. The effects of the restatements are shown in the tables in Footnote 10 to the financial statements.

Except as stated herein, this Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q on June 22, 2009 and no attempt has been made in this Periodic Report on Form 10-Q/A to modify or update other disclosures as presented in the Original Filing.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2009	July 31, 2008
	RESTATED	RESTATED
	(unaudited)

Current Assets
Cash	$367	$942
Notes and interest receivable	56,124	53,649
Prepaid expenses and other current assets	5,000	53,400
Total current assets	61,491	107,991

Solar intellectual property, less accumulated depreciation of $72,916
(April 30) and $54,166 (Juy 31)	366,984	345,834
Fixed assets, less accumulated depreciation of $11,582 (2009)
and $10,909 (2008)	2,626	3,896
Debt issuance costs	71,006	108,199
Total assets	$502,107	$565,920

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$—	$-
Accrued liabilities, related parties	642,667	527,239
Accounts payable and accrued expenses	357,640	307,783
Derivative liability convertible debentures	767,111	572,238
Notes payable	175,144	175,644
Notes payable, related party	299,280	164,932

Total current liabilities	2,241,842	1,747,836

Long-term liabilities:
Convertible debentures payable, net	195,370	101,134

Total liabilities	2,437,212	1,848,970

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
535,981 shares issued and outstanding	535,891	535,891
Common stock, $.001 par value, 495,000,00 shares authorized;
221,706,734 (April 30) and 204,676,437 (July 31) issued
and outstanding	221,706	204,676
Minority interest	(133,173)	(61,286)
Deferred compensation	—	(133,333)
Additional paid-in capital	9,611,223	9,554,753
Retained earnings	(12,170,752)	(11,383,751)

Total shareholders' deficit	(1,935,105)	(1,283,050)

Total liabilities and shareholders' deficit	$502,107	$565,920

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					From Inception
	For the three months ended April 30,		For the nine months ended April 30,		April 16, 2006-
	2009	2008	2009	2008	April 30, 2009
	Restated	Restated	Restated	Restated	Restated

Revenues:
Revenues	$-	$-	$3,166	$-	$9,766
Cost of revenues	-	-	-	-

Gross profit	-	-	3,166	-	9,766

Operating costs and expenses:
Selling, general and administrative
Consulting fees	23,000	39,650	74,745	116,000	340,495
Management and consulting fees, related parties	39,000	(61,772)	117,000	232,250	760,561
Salaries and stock compensation cost	39,426	89,844	151,614	528,739	729,874
Legal and accounting	-	11,667	30,533	80,776	164,072
Other	10,229	48,352	56,955	146,766	285,182

Total operating costs and expenses	111,655	127,741	430,847	1,104,531	2,280,184

Operating loss	(111,655)	(127,741)	(427,681)	(1,104,531)	(2,270,418)

Other income (expenses)
Interest expense, related parties	(6,538)	(5,970)	(17,393)	(23,837)	(52,779)
Interest expense, other	(109,278)	(103,367)	(220,916)	(280,763)	(565,670)
Interest income, related parties	639	653	1,975	1,989	4,632
Minority interest	16,055	41,501	71,887	45,360	133,173
Fair value adjustment of derivative liabilities	(165,611)	35,745	(194,873)	249,110	63,603
Loss on impairment	-	-	-	-	(9,483,293)

Total other income (expenses)	(264,733)	(31,438)	(359,320)	(8,141)	(9,900,334)

Net loss	$(376,388)	$(159,179)	$(787,001)	$(1,112,672)	$(12,170,752)

Basic and diluted net loss per common share	(0.01)	(0.01)	(0.01)	(0.01)

Basic and diluted weighted average common shares outstanding	213,438,776	204,187,687	208,441,449	199,468,080

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED APRIL 30, 2009

			Additional	Deferred			Accumulated	Total
	Common stock		paid-in	Compens-	Preferred	Minority	(deficit)	stockholders'
	Shares	Amount	capital	ation	stock	Interest	equity	deficit

Balance at April 13, 2006 Inception Date	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Net loss April 13, 2006 thru July 31, 2006	-	-	-	-	-	-	(22,264)	(22,264)

Common stock sold July 2006 through July 31, 2007	133,333,255	133,333	554,167	-	-	-	-	687,500

Reverse acquisition of Nuvo Solar Energy, Inc.	60,219,207	60,219	7,403,890	-	535,891	-	-	8,000,000

Net loss	-	-	-	-	-	-	(10,051,258)	(10,051,258)

Balances, July 31, 2007	193,552,462	193,552	7,958,057	-	535,891	-	(10,073,522)	(1,386,022)

Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448	-	-	-	-	326,922

Sale of subsidiary common stock	-	-	50,000	-	-	-	-	50,000

Issuance of shares for services	1,650,000	1,650	350,850	(235,000)	-	-	-	117,500

Amortization of deferred compensation	-	-	0	101,667	-	-	-	101,667

Issuance of options and warrants	-	-	328,375	-	-	-	-	328,375

Issuance of shares pursuant to conversion of notes and interest payable, related parties	1,000,000	1,000	99,000	-	-	-	-	100,000

Issuance of shares of subsidiary common stock for notes and interest payable, related parties	-	-	300,023	-	-	(61,286)	-	238,737

Issuance of shares for purchased technology	2,000,000	2,000	148,000	-	-	-	-	150,000

Net loss	-	-	-	-	-	-	(1,310,229)	(1,310,229)

Balances July 31, 2008	204,676,437	204,676	9,554,753	(133,333)	535,891	(61,286)	(11,383,751)	(1,283,050)

Amortization of deferred compensation	-	-	-	133,333	-	-	-	133,333

Issuance of common stock upon conversion of subordinated debentures	17,030,297	17,030	56,470	-	-	-	-	73,500

Minority interest	-	-	-	-	-	(71,887)	-	(71,887)

Net loss	-	-	-	-	-	-	(787,001)	(787,001)
Balances, April 30, 2009	221,706,734	$ 221,706	$ 9,611,223	$ -	$ 535,891	$ (133,173)	$(12,170,752)	$ (1,935,105)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2009 AND 2008 (UNAUDITED)

					Restated
					From Inception
					April 16, 2006-
		Restated 2009		Restated 2008	January 31, 2009
Cash flows from operating activities:
Net loss		$(787,001)		$(1,112,672)	$(12,170,752)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of goodwill					9,483,293
Increase (decrease) in derivative liability		268,373		(249,110)	(63,603)
Change in minority interest		(71,887)		(45,360)	(133,173)
Amortization of discount on debentures payable		94,236		204,769	413,720
Amortization of debt issuance costs		18,911		44,770	69,769
Common stock and warrant based compensation		151,615		528,740	723,625
Depreciation		1,270		1,188	2,852
Amortization of intellectual property		18,750		18,750	72,916
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets		48,400		(23,795)	(5,000)
Increase in notes and interest receivable, related		(1,975)		(1,990)	(4,632)
Increase in accounts payable and accrued expenses		49,857		75,141	171,881
Increase in amounts due to related parties		115,428		81,323	79,696
Net cash used in operating activities		(94,023)		(478,246)	(1,359,408)
Cash flows from investing activities:
Purchase of property and equipment		(39,900)		(1,921)	(293,401)
Cash acquired in reverse transaction					33,074
Net cash used in investing activities		(39,900)		(1,921)	(260,327)
Cash flows from financing activities:
Proceeds from sale of common stock					687,500
Proceeds from issuance of third party notes payable		-		163,500	371,000
Proceeds from debentures payable		-		465,000	505,000
Proceeds from sale of subsidiary common stock				50,000	50,000
Placement fees paid		-		(70,450)	(75,650)
Proceeds from advances and loans from related parties		133,848		29,760	522,183
Payment of related party notes payable		-		(89,517)	(195,768)
Payment to related party for notes receivable		(500)		(23,300)	(23,800)
Payment of notes payable		-		(54,588)	(220,354)
Increase in bank overdraft		-		(9)	(9)
Net cash provided by financing activities		133,348		470,396	1,620,102
Net decrease in cash and cash equivalents		(575)		(9,771)	367
Cash and cash equivalents, beginning of period		942		33,024	0
Cash and cash equivalents, end of period		$367		$23,253	$367
Supplemental disclosures of cash flow information:
Cash paid during the year for interest		$27		$11,392	$85,341
Cash paid during the year for taxes		$-		$-	$-
Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable,
subordinated debentures and services		$73,500		$492,136	$2,938,040
Fair value of subsidiary common stock issued for notes and
interest payable	$		$		$300,023
Fair value of common stock issued to acquire patents		$-		$150,000	$150,000
Common stock issued in connection with merger		$-		$-	$133,333

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

.

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

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,740,000 and $2,376,000 at July 31, 2008 and April 30, 2009, respectively. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

Although our balance sheet includes current liabilities of $2,241,842, a portion of this amount are in the form of a derivative liability of $767,111 and convertible notes of $300,000.  These amounts, plus any accrued and unpaid interest, may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a publicly traded company.

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

3.

Accrued liabilities, related parties:

Accrued liabilities, related parties at April 30, 2009 and July 31, 2008 are as follows:

	April 30, 2009	July 31, 2008

Officer bonus	$275,561	$275,561
Management fees	335,100	237,000
Accrued interest	32,006	14,678

	$642,667	$527,239

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

The Debentures cannot be converted until nine (9) months after the issuance date of each Debenture.  During the nine months ended April 30, 2009, the Holders converted $73,500 of the 2007 Debentures to 17,030,297 shares of common stock at an average conversion price of approximately $0.00489 per share.

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

5.

Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at April 30, 2009 and July 31, 2008 consist of the following:

	April 30, 2009	July 31, 2008

Notes payable	$175,144	$175,644
Notes payable, related parties [A]	299,280	164,932
Convertible debentures, net of discount of $236,130 (April) and $403,866 (July)	195,370	101,134
	669,794	441,710

Less current portion	474,424	340,576

Long-term debt, net of current portion	$195,370	$101,134

[A]

The following table summarizes the activity of notes payable, related parties for the nine months ended April 30, 2009:

Balance, August 1, 2008	$164,932

Reclassification	500
Issuance of new notes	133,848

Balance, April 30, 2009	$299,280

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

6.

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

10. Restatements:

Subsequent to the issuance of the Company’s July 31, 2008 consolidated financial statements, the Company’s management determined that corrections were required to the previously reported financial statements to reflect the inclusion of the Company’s Florida based subsidiary, Interactive entertainment Group, Inc., formerly Interactive Games, Inc (“Igam”). Previously the Company excluded the balances and activity of Igam.  The Company determined that the spinoff of Igam was never effectuated as the shares of common stock were never issued and distributed as initially planned and approved by the Board of Directors.  Additionally, management determined that transactions related to any predecessor company should not be included in the financial statements.  Lastly, management determined that the accounting treatment of the July 27, 2007 transaction between the Company and Nuvo Solar Energy, Inc. (“Nuvo”) was deemed to be a reverse merger whereby the Company was the legal acquirer and Nuvo was the accounting acquirer. The effects of the restatements are shown in the following tables.

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Balance Sheet

ASSETS	April 30, 2009 Original	Adjustments	April 30, 2009 Restated
Current assets
Cash	$362	$5	$367
Notes and interest and interest receivable	56,124		56,124
Prepaid expenses and other current assets	5,000		5,000
Total current assets	61,486	5	61,491
Fixed assets, net		2,626	2,626
Solar intellectual property, net	366,984		366,984
Debt issuance costs	71,006		71,006
Total assets	$499,476	$2,631	$502,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued liabilities, related parties	$454,192	$188,475	$642,667
Accounts payable and accrued expenses	143,816	213,824	357,640
Derivative liability convertible debentures	767,111	-	767,111
Notes payable	175,144	-	175,144
Notes payable, related parties	240,432	58,848	299,280
Total current liabilities	1,780,695	461,147	2,241,842

Long term liabilities
Convertible debentures, payable, net	195,370	-	195,370
Total Liabilities	1,976,065	461,147	2,437,212
Shareholders’ Deficit
Preferred stock, $.001 par value; 25,000,000
shares authorized, 535,891 issued and outstanding	535,891	-	535,891
Common stock, $.001 par value, 475,000,000
shares authorized, 206,676,437 issued and outstanding	221,706	-	221,706
Minority interest	-	(133,173)	(133,173)
Additional paid in capital	(913,683)	10,524,906	9,611,223
Retained deficit	(1,320,503)	(10,850,249)	(12,170,752)
Total shareholders’ deficit	(1,476,589)	(458,516)	(1,935,105)
Total liabilities and shareholders’ deficit	$449,476	$2,917	$502,107

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

As a result of the restated consolidated balance sheet, to include the accounts of Interactive Games, Inc., (our Florida majority owned subsidiary), and to carry forward prior year adjustments, including the impairment of $9,483,293 of goodwill; total assets and liabilities increased by $2,631 and $461,147 respectively and shareholders’ deficit increased by $458,516.

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Operations

Nine Months Ended April 30, 2009

		Original	Adjustments	Restated
Revenues		$0	$3,166	$3,166
Cost of sales		0	0	0
Gross profit		0	3,166	3,166
Operating costs and expenses:
Consulting fees		69,605	5,140	74,745
Management fees, related parties		117,000		117,000
Salaries, including stock compensation		18,281	133,333	151,614
Legal and accounting		30,533		30,533
Debt issuance costs		37,662	(37,662)	-
Other		6,783	50,172	56,955
Total operating costs and expenses		279,864	150,983	430,847

Operating Loss		(279,864)	(147,817)	(427,681)
Interest expense, related		(13,773)	(3,620)	(17,393)
Interest expense, other		(202,004)	(18,912)	(220,916)
Interest income, related		1,975		1,975
Minority interest		0	71,887	71,887
Derivative liability		(194,873)		(194,873)
Total other (expenses) income		(408,675)	49,355	(359,320)

Net loss		$(688,539)	$(98,462)	$(787,001)

Basic and diluted net loss per common share	$	(.**)	$-	$(.01)

Basis and diluted weighted average common shares Outstanding		208,441,449	-	208,441,449

As a result of the restated consolidated statement of operations for the nine months ending April 30, 2009, the Company’s net loss increased from $688,539 to $787,001.  The increase in the loss is a result of including the accounts of Interactive Games, Inc. (our Florida majority owned subsidiary).

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Operations

Nine Months Ended April 30, 2008

		Original	Adjustments	Restated
Revenues		$0	$0	$0
Cost of sales		0	0	0
Gross profit		0	0	0
Operating costs and expenses:
Consulting fees		69,500	46,500	116,000
Consulting fees and bonus, related parties		77,750	(77,750)	-
Management fees, related parties		117,000	115,250	232,250
Salaries, including stock compensation		453,739	75,000	528,739
Legal and accounting		61,576	19,200	80,776
Debt issuance costs		63,521	(63,521)	-
Other		95,335	51,431	146,766
Total operating costs and expenses		938,421	166,110	1,104,531

Operating loss		(938,421)	(166,110)	(1,104,531)

Interest expense, related		(10,447)	(13,390)	(23,837)
Interest expense, other		(235,992)	(44,771)	(280,763)
Interest income, related		1,989		1,989
Minority interest		0	45,360	45,360
Derivative liability expense		249,110	-	249,110
Total other (expenses) income		4,660	(33,670)	(8,141)
Net loss		$(933,761)	$(98,546)	$(1,112,672)
Basic and diluted net loss per common share	$	(**)	$-	$(0.01)

Basic and diluted weighted average common shares outstanding		199,468,080	-	199,468,080

As a result of the restated consolidated statement of operations for the nine months ended April 30, 2008, the Company’s originally reported net loss of $933,761 was increased by $98,546, resulting in a net loss of $1,112,672 for the six months ended January 31, 2008.  The increase in the loss is a result of including the accounts of Interactive Games, Inc., (our Florida majority owned subsidiary).

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

China Nuvo Solar Energy, Inc.  and Subsidiary

Consolidated Statement of Cash Flows

For the Nine Months Ended April 30, 2009

	Original	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(688,539)	$(98,462)	$(787,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in derivative liability	194,873	73,500	268,373
Change in minority interest	0	(71,887)	(71,887)
Amortization of discount on debentures payable	167,736	(73,500)	94,236
Amortization of debt issuance costs	18,911		18,911
Common stock and warrant based compensation	18,282	133,333	151,615
Depreciation	-	1,270	1,270
Amortization of intellectual property	18,750	-	18,750
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	45,000	3,400	48,400
Increase in notes and interest receivable		(1,975)	(1,975)
Increase in accounts payable and accrued expenses	49,857		49,857
Increase in amounts due to related parties	113,302	2,126	115,428
Net cash used in operating activities	(61,828)	(32,195)	(94,023)

Cash flows from investing activities:
Purchase of property and equipment	(39,900)	-	(39,900)
Net cash used in investing activities	(39,900)	-	(39,900)
Cash flows from financing activities:
Proceeds from issuance of third party notes payable	101,650	32,198	133,848
Payment to related party for note receivable	(500)		(500)
Increase in bank overdraft
Net cash provided by financing activities	$101,150	$32,198	$133,348
Net increase decrease in cash and cash equivalents	(578)	3	(575)

Cash and cash equivalents, beginning of period	940	2	942
Cash and cash equivalents, end of period	$362	$5	$367

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,618	$(1,591)	$27
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable, subordinated debentures and services	$73,500	$-	$73,500
Fair value of subsidiary common stock issued for notes and interest payable	$-	$-	$-
Common stock issued in connection with merger	$-	$-	$-

As a result of the restatement of the consolidated statement of cash flows for the nine months ended April 30, 2009, the net cash used in operations originally reported of $61,828 increased by $32,195 to $94,023, net cash used in investing activities remained unchanged, and net cash provided by financing activities increased from the original reported amount of $101,150 by $32,198 to $133,348. The net cash and cash equivalents originally reported of $362, increased by $5 to $367.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

China Nuvo Solar Energy, Inc.  and Subsidiary

Consolidated Statement of Cash Flows

Nine Months Ended April 30, 2008

	Original		Adjustments	Restated
Cash flows from operating activities:
Net loss	$(933,761)		$(178,911)	$(1,112,672)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in derivative liability	(249,110)			(249,110)
Change in minority interest	-		(45,360)	(45,360)
Amortization of discount on debentures payable	204,769		-	204,769
Amortization of debt issuance costs	44,770		-	44,770
Common stock and warrant based compensation	453,740		75,000	528,740
Depreciation	-		1,188	1,188
Amortization of intellectual property	18,750		-	18,750
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(22,385)		(1,410)	(23,795)
Increase in notes and interest receivable	-		(1,990)	(1,990)
Increase in accounts payable and accrued expenses	43,536		31,605	75,141
Increase in amounts due to related parties	24,155		57,168	81,323
Net cash used in operating activities	(415,536)		(62,710)	(478,246)
Cash flows from investing activities:
Purchase of property and equipment	-		(1,921)	(1,921)

Net cash used in investing activities	-		(1,921)	(1,921)

Cash flows from financing activities: Proceeds from debentures payable	465,000		-	465,000
Proceeds from issuance of third party notes payable	163,500		-	163,500
Proceeds from sale of subsidiary common stock	-		50,000	50,000
Proceeds from advances and loans from related parties	13,000		16,760	29,760
Payment of related party notes payable	(87,517)		(2,000)	(89,517)
Payment to related party for notes receivable	(23,300)		-	(23,300)
Placement fees paid	(70,450)		-	(70,450)
Increase in bank overdraft			(9)	(9)
Net cash provided by financing activities	$405,645		$64,751	$470,396
Net(decrease) increase in cash and cash equivalents	(9,891)		120	(9,771)
Cash and cash equivalents, beginning of period	33,021		3	33,024
Cash and cash equivalents, end of period	$23,130		$123	$23,253

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$34,809		$(23,417	$11,392
Cash paid during the year for taxes	$-		$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable, subordinated debentures and services	$318,800		$-	$318,800
Fair value of subsidiary common stock issued for notes, debentures and interest payable	492,136		-	492,136
Fair value of common stock issued to acquire patents	$150,000	$		$150,000
Common stock issued in connection with merger	$-		$-	$-

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

As a result of the restatement of the consolidated statement of cash flows for the nine months ended April 30, 2008, the net cash used in operations originally reported of $415,536 increased by $62,710 to $478,276, revised cash used in investing activities was $1,921, and net cash provided by financing activities increased from the original reported amount of $405,645 by $64,751 to $470,396. The decrease in net cash and cash equivalents originally reported of $9,891, decreased by $120 to $9,771 and ending cash at April 30, 2008 increased from $23,130 to $23,253.

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Operations

Three Months Ended April 30, 2009

		Original	Adjustments	Restated
Revenues		$0	$0	$0
Cost of sales		0	0	0
Gross profit		0	0	0
Operating costs and expenses:
Consulting fees		23,000		23,000
Management fees, related parties		39,000		39,000
Salaries, including stock compensation		6,093	33,333	39,426
Debt issuance costs		12,554	(12,554)	0
Other		738	9,9491	10,229
Total operating costs and expenses		81,385	30,270	111,655

Operating Loss		(81,385)	(30,270)	(111,655)
Interest expense, related		(5,104)	(1,434)	(6,538)
Interest expense, other		(102,974)	(6,304)	(109,278)
Interest income, related		639		639
Minority interest		-	16,055	16,055
Derivative liability		(165,611)	-	(165,611)
Total other (expenses) income		(273,050)	8,317	(264,733)

Net loss		$(354,435)	$(21,953)	$(376,388)
Basic and diluted net loss per common share	$	(.**)	$-	$(.01)

Basis and diluted weighted average common shares outstanding		213,438,776	-	213,438,776

As a result of the restated consolidated statement of operations for the three months ending April 30, 2009, the Company’s net loss increased from $354,435 to $376,388.  The decrease in the loss is a result of including the accounts of Interactive Games, Inc. (our Florida majority owned subsidiary).

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE NINE MONTHS ENDED APRIL 30, 2009 and 2008

China Nuvo Solar Energy, Inc. and Subsidiary

Consolidated Statement of Operations

Three Months Ended April 30, 2008

		Original	Adjustments	Restated
Revenues		$0	$0	$0
Cost of sales		0	0	0
Gross profit		0	0	0
Operating costs and expenses:
Consulting fees		(6,250)	45,900	39,650
Consulting and bonus fees related		(83,272)	21,500	(61,772)
Management fees, related parties		39,000	(39,000)	-
Salaries, including stock compensation		14,844	75,000	89,844
Legal and accounting		5,767	5,900	11,667
Debt issuance costs		36,740	(36,740)	-
Other		19,678	28,674	48,352
Total operating costs and expenses		26,507	101,234	127,741

Operating Loss		(26,507)	(101,234)	(127,741)
Interest expense, related		(3,328)	(2,642)	(5,970)
Interest expense, other		(85,377)	(17,990)	(103,367)
Interest income, related		653	-	653
Minority interest		-	41,501	41,501
Derivative liability		35,745	-	35,745
Total other (expenses) income		(52,307)	20,869	(31,438)

Net loss		$(78,814)	$(80,365)	$(159,179)

Basic and diluted net loss per common share	$	(.**)	$-	$(.01)

Basis and diluted weighted average common shares
Outstanding		204,187,687	-	186,115,433

As a result of the restated consolidated statement of operations for the three months ending April 30, 2008, the Company’s net loss increased from $78,814 to $159,179.  The decrease in the loss is a result of including the accounts of Interactive Games, Inc. (our Florida majority owned subsidiary).

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

The Company’s financial statements for the nine months ended April 30, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $2,375,000, and an accumulated shareholders’ deficit of approximately $1,935,000 as of April 30, 2009.  Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended April 30, 2009, net cash used in operating activities was $94,023 compared to $478,246 for the nine months ended April 30, 2008.  Net loss was $787,001 for the nine months ended April 30, 2009 compared to $1,112,672 for the nine months ended April 30, 2008. The net loss in the current period includes net non-cash expenses of $553,155 of which $194,873 are associated with the fair market valuation of the convertible debentures and $358,282 of depreciation and amortization, including $133,333 of deferred stock compensation.  These amounts were offset by the change in minority interest of $ 71,887.

There was net cash used of $39,900 in investing activities for the nine months ended April 30, 2009 for the purchase of intellectual property and patents.

Net cash provided by financing activities for the nine months ended April 30, 2009 was $133,348 compared to $470,396 for the nine months ended April 30, 2009. For the nine months ended April 30, 2009, the Company received net proceeds of $133,848 on the issuance of notes payable to related parties.  The significant activity for the nine months ended April 30, 2009 included the Company receiving proceeds of $658,260 on the issuance of notes payable and convertible debentures, The Company repaid $144,105 of notes payable, $70,450 paid for placement fees related to convertible debentures and $23,300 in exchange for a note receivable from a related party.

For the nine months ended April 30, 2009, cash and cash equivalents decreased by $575 compared to a decrease in cash and cash equivalents of $9,771 for the nine months ended April 30, 2008.  Ending cash and cash equivalents at April 30, 2009 was $367 compared to $23,253 at April 30, 2009.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

Although our balance sheet includes current liabilities of $2,241,842, a portion of this amount are in the form of a derivative liability of $767,111 and convertible notes of $300,000.  These amounts, plus any accrued and unpaid interest, may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a publicly traded company.

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

OPERATING EXPENSES

Operating expenses for the nine months ended April 30, 2009 were $430,847 compared to expenses of $1,104,531 for the nine months ended April 30, 2008.  The 2009 expenses include stock compensation costs of $151,614 comprised of deferred stock compensation expensed.  Legal and accounting expenses were $30,533, management and consulting fees of $117,000 are comprised of  fees accrued to  our chief executive officer ($10,000 per month) and paid to our corporate secretary ($3,000 per month), and $5,000 per month under our Licensing Agreement with PV. Other expenses of $56,955 inclding $18,750 of amortization expese and general and administrative costs of $ 38,205.

OTHER INCOME (EXPENSE)

Other expenses, net for the nine months ended April 30, 2009 was $359,320 compared to $8,141 for the nine months ended April 30, 2009.  The increase and decrease in derivative liabilities included in other (expenses) and income for the nine months ended April 30, 2009 and 2008 was ($194,873) and $249,110, respectively.  Interest expense for the nine months ended April 30, 2009 and 2008 is summarized as:

	Three months ended		Nine months ended
	April 30,		April 30,
	2009	2008	2009	2008

Amortization of debenture note discounts	$92,001	$97,981	$167,736	$256,657
Debenture interest	6,681	6,573	21,123	16,522
Notes interest, related	6,538	5,970	17,393	23,838
Notes and other interest	10,596	(1,188)	32,057	7,583

	$115,816	$109,337	$238,309	$304,600

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

Item 1A. Risk Factors

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