Form 10-Q
period 2011-04-30
CHINA NUVO SOLAR ENERGY INC
filed 2011-06-20
CIK 1126411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Number of shares of common stock outstanding at June 10, 2011 was 590,294,389.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

Assets
	April 30,2011	July 31,2010
	(Unaudited)	(Audited)
Current Assets
Cash	$142	$404
Notes and interest receivable, related parties	40,676	36,276

Total current assets	40,818	36,680

Debt issuance costs	8,931	12,464

Total assets	$49,749	$49,144

Liabilities and Shareholders’ Deficit

Current liabilities:
Accrued liabilities, related parties	$320,716	$970,170
Accounts payable and accrued expenses	221,348	259,145
Convertible debentures payable, net	237,339	-
Derivative liability convertible debentures	821,777	206,590
Notes payable	183,259	211,559
Notes payable, related parties	242,180	317,231

Total current liabilities	2,026,619	1,964,695

Long-term liabilities:
Convertible debentures payable, net	—	173,644

Total liabilities	2,026,619	2,138,339

Shareholders’ deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
385,583 (April) and 314,172 shares (July) issued and outstanding	385,583	314,172
Common stock, $.001 par value, 1,475,000,000 shares authorized;
558,048,618 (April) and 375,558,301 (July) issued and outstanding	558,044	375,558
Minority interest	0	(140,724)
Deferred compensation	-	—
Additional paid-in capital	10,285,119	10,304,662
Retained earnings	(13,205,615)	(12,942,862)

Total shareholders' deficit	(1,976,870)	(2,089,195)

Total liabilities and shareholders' deficit	$49,749	$49,144

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Operations

For the Three and Nine Months Ended April 30, 2011 and 2010

	For the three months ended		For the nine months ended		From Inception April 16, 2006-
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011
Revenues:
Revenues	$-	$-	$-	$-	$9,766
Cost of revenues	-	-	-	-

Gross profit	-	-	-	-	9,766

Operating costs and expenses:
Selling, general and administrative
Bonus, related party	-	-		-	275,561
Consulting fees	53,800	-	53,800	-	385,659
Management and consulting fees, related parties	31,200	40,000	115,200	127,000	826,200
Salaries including stock compensation cost	-	6,093	-	118,281	853,626
Legal and accounting	1,300	14,500	24,800	49,833	264,220
Other	4,250	12,516	8,419	37,045	359,138

Total operating costs and expenses	90,550	73,109	202,219	332,159	2,964,404

Operating loss	(90,550)	(73,109)	(202,219)	(332,159)	(2,954,638)

Other income (expenses)
Interest expense, related parties	(5,690)	(5,557)	(17,795)	(16,502)	(109,838)
Interest expense, other	(50,869)	(52,208)	(124,651)	(151,326)	(964,426)
Interest income, related parties	-	-	-	147	4,780
Minority interest	669	1,249	2,007	3,784	142,731
Write off intellectual property	-	-	-	-	(333,403)
Loss on investmet in subsidiary		-		-	(9,483,293)
Fair value adjustment of derivative liabilities	(436,568)	(264,228)	(476,256)	(76,416)	(63,688)
Gain on debt settlement	-		115,561		115,561
Gain on sale of subsidiary	440,599		440,599		440,599
Total other income (expenses)	(51,859)	(320,744)	(60,534)	(240,313)	(10,250,977)

Net income (loss)	$(142,409)	$(393,853)	$(262,753)	$(572,472)	$(13,205,615)

Basic and diluted net income (loss)
per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average common
shares outstanding	514,487,007	336,416,396	472,828,277	309,687,985

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Changes in Shareholders' Deficit

			Additional				Accumulated	Total
	Common stock		paid-in	Deferred	Minority	Preferred	(deficit)	stockholders'
	Shares	Amount	capital	compensation	interest	stock	equity	deficit
Balance at April 13, 2006 Inception Date
Net loss April 13, 2006 thru July 31, 2006	-	$ -	$ -	$ -	$ -	$ -	$ (22,264)	$ (22,264)
July 2006 through July 31, 2007	133,333,255	133,333	554,167	-	-	-	-	687,500
Reverse acquisition of Nuvo Solar Energy, Inc.	60,219,207	60,219	7,403,890	-	-	535,891	-	8,000,000
Net loss	-	-	-	-	-	-	(10,051,258)	(10,051,258)
Balances, July 31, 2007	193,552,462	193,552	7,958,057	-	-	535,891	(10,073,522)	(1,386,022)
Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448	-	-	-	-	326,922
Sale of subsidiary common stock	-	-	50,000	-	-	-	-	50,000
Issuance of shares for services	1,650,000	1,650	350,850	(235,000)	-	-	-	117,500
Amortization of deferred compensation	-	-	-	101,667	-	-	-	101,667
Issuance of options and warrants	-	-	328,375	-	-	-	-	328,375
Issuance of shares pursuant to conversion of notes and interest payable	1,000,000	1,000	99,000	-	-	-	-	100,000
Issuance of shares of subsidiary common stock for notes and interest payable, related parties	-	-	300,023	-	(61,286)	-	-	238,737
Issuance of shares for purchased technology	2,000,000	2,000	148,000	-	-	-	-	150,000
Net loss	-	-	-	-	-	-	(1,310,229)	(1,310,229)
Balances, July 31, 2008	204,676,437	204,676	9,554,753	(133,333)	(61,286)	535,891	(11,383,751)	(1,283,050)
Issuance of shares upon conversion of subordinated debentures	41,904,256	41,904	142,732	-	-	-	-	184,636
Issuance of shares upon conversion of notes payable, related and accrued interest payable, related	15,385,470	15,385	61,119	-	-	-	-	76,504
Amortization of deferred compensation	-	-	0	133,333	-	-	-	133,333
Issuance of shares pursuant to conversion of accounts payable	1,287,692	1,288	6,087	-	-	-	-	7,375
Issuance of common stock upon mandatory conversion of preferred stock	21,697,324	21,697	76,953	-	-	(98,650)	-	0
Minority interest	-	-	-	-	(74,402)	-	-	(74,402)
Net loss	-	-	-	-	-	-	(787,050)	(787,050)
Balances, July 31, 2009	284,951,179	284,951	9,841,644	-	(135,688)	437,241	(12,170,801)	(1,742,653)
Issuance of shares upon conversion of subordinated debentures	34,666,667	34,667	295,889	-	-	-	-	330,556
Warrants issued for services	-	-	100,000	-	-	-	-	100,000
Issuance of common stock upon mandatory conversion of preferred stock	55,940,455	55,940	67,129			(123,069)		0
Minority interest					(5,036)			(5,036)
Net loss	-	-	-	-	-	-	(772,061)	(772,061)
Balances July 31, 2010	375,558,301	375,558	10,304,662	-	(140,724)	314,172	(12,942,862)	(2,089,194)
Minority interest	-	-	-	-	(2,007)	-	-	(2,007)
Issuance of shares upon conversion of subordinated debentures and accrued interest	11,442,540	11,443	6,579	-	-	-	-	18,022
Issuance of common stock upon conversion of notes payable	56,500,000	56,500	9,755	-	-	-	-	66,255
Issuance of common stock upon conversion of accounts payable and accrued expenses, related parties	25,000,000	25,000	50,665	-	-	-	-	75,665
Issuance of common stock upon conversion of accounts payable and accrued expenses	13,266,666	13,267	6,633	-	-	-	-	19,900
Amortization of redeemed subordinated debentures	-	-	12,821	-	-	-	-	12,821
Issuance of common stock upon conversion of Series A preferred stock	66,277,111	66,277	22,312	-	-	(88,589)	-	-
Issuance of preferred stock upon conversion of bonus payable, related	-	-	-	-	-	160,000	-	160,000
Issuance of common stock for services	10,000,000	10,000	30,000	-	-	-	-	40,000
Sale of subsidiary	-	-	(158,309)	-	142,731	-	0	(15,578)
Net loss	-	-	-	-	-	-	(262,753)	(262,753)
Balances April 30, 2011	558,044,618	$558,044	$10,285,119	$ -	$ (0)	$385,583	$(13,205,615)	$ (1,976,870)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Nine Months Ended April 30, 2011 and 2010

			From Inception
			April 16, 2006-
	2011	2010	April 30, 2011

Cash flows from operating activities:
Net income (loss)	$(262,753)	$(572,472)	$(13,205,616)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Gain on debt settlement	(115,561)		(115,561)
Impairment of goodwill			9,483,293
Loss on impairment	-		333,403
Decrease in derivative liability	476,256	76,416	63,688
Change in minority interest	(2,007)	(3,784)	(142,731)
Gain on sale of minority interest	(440,599)		(440,599)
Amortization of discount on debentures payable	76,947	103,656	695,441
Amortization of debt issuance costs	16,033	17,124	114,343
Common stock and warrant based compensation	40,000	118,281	893,626
Depreciation	-	1,754	5,478
Amortization of intellectual property	-	19,749	106,498
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	-	-	0
(Increase) in notes and interest receivable	(4,400)		(9,032)
Increase in accounts payable and accrued expenses	(84,354)	31,268	133,444
Increase in amounts due to related parties	168,338	114,376	445,509
Net cash used in operating activities	(132,100)	(93,632)	(1,638,816)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(293,401)
			33,074
Net cash used in investing activities	-	-	(260,327)

Cash flows from financing activities:
Proceeds from sale of common stock	-		766,985
Proceeds from issuance of related party notes payable	5,000	68,285	376,000
Proceeds from debentures payable	151,000	-	656,000
Proceeds from sale of subsidiary common stock			69,848
Proceeds from payments received on notes receivable, related parties	-	-	0
Placement fees paid	(12,500)	-	107,155
Proceeds from advances and loans	15,700	34,500	392,076
Payment of related party notes payable	(27,362)	(7,550)	(223,630)
Payment to related party for notes receivable	-	-	(24,785)
Payment of notes payable	-	(1,485)	(220,354)
Increase in bank overdraft	-	-	(9)
Net cash provided by financing activities	131,838	93,750	1,899,286

Net increase (decrease) in cash and cash equivalents	(262)	118	142

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

 (A Development Stage Company)

Consolidated Statement of Cash Flows (Continued)

For the Nine Months Ended April 30, 2011 and 2010

			From Inception
			April 16, 2006-
	2011	2010	April 30, 2011

Cash and cash equivalents, beginning of period	404	304	-

Cash and cash equivalents, end of period	$142	$422	$142

Supplemental disclosures of cash flow information:		-
Cash paid during the year for interest	$5,576	$1,868	$105,796
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable,
subordinated debentures and interest	$192,663	$119,000	$3,444,718
Fair value of preferred shares issued for related party bonus payable	$160,000	$-	$160,000
Fair value of options and shares issued for services	$40,000	$-	$40,000
Fair value of subsidiary common stock issued for notes and
interest payable	$-	$-	$300,023
Common stock issued in connection with merger			$133,333

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

1.

Basis of presentation and summary of significant accounting policies:

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at April 30, 2011, the results of operations for the three and nine months ended April 30, 2011 and 2010 and form date of inception of April 16, 2006 thru April 30, 2011 and cash flows for the nine months ended April 30, 2011 and 2010 and from date of inception of April 16, 2006 thru April 30, 2011  The balance sheet as of July 31, 2010 is derived from the Company’s audited financial statements.

The consolidated financial statements for the three and nine months ending April 30, 2011 and 2010 include the accounts of the Company and our wholly owned subsidiary Nuvo Solar Energy, Inc. (“Nuvo”).  All of the intercompany accounts have been eliminated in consolidation.  Certain reclassifications to amounts reported in the July 31, 2010 consolidated financial statements have been made to conform to the April 30, 2011 presentation. April 29, 2011 we sold the shares we owned of our majority owned subsidiary Interactive Entertainment Group, Inc, (f/k/a/ Interactive Games, Inc.) a Florida Corporation (“IGAM”).

On certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010, as filed with the SEC.

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

The results of operations for the three and nine months ended April 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2011.

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

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

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

Going concern and management’s plans

The Company had a working capital deficit of approximately $2,102,000 and $1,986,000 at July 31, 2010 and April 30, 2011, respectively. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future.

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

On March 9, 2011 the Company announced that it had signed a non-binding Letter of Intent (“LOI”) to acquire 100% of Freya Energy, Inc. (“Freya”). Pursuant to the terms and conditions of the LOI the parties were to enter into a Stock Purchase Agreement (“SPA”) within sixty days, whereby Freya would become a wholly owned subsidiary of the Company. Closing of the transaction was subject to customary conditions including, among other things, the negotiation and execution of the SPA and other agreements, if necessary, as well as the approval of both company’s board of directors and any required stockholder or regulatory approval.  Freya is a manufacturer of safe large format lithium ion cells and batteries. As of the filing of this report although the LOI has expired, the parties have continued the negotiations of the SPA regarding a number of issues.  In addition, the Company has not been able to meet the financing condition to close, whereby the Company was to have raised working capital prior to the closing of the SPA.  The Company can make no assurances that it will be able to meet the financing closing condition or reach agreement on the issues under discussion.

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

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). As required by ASC 718, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. There are 17,500,000 stock options and warrants outstanding as of April 30, 2011.

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

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

1.

Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory  notes at April 30, 2011 and 2010 were 243,572,036 and 239,551,396, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

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

The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

In August 2009, the FASB issued FASB ASU 2009-05, “Measuring Liabilities at Fair Value”. FASB ASU 2009-05 amends FASB ASC 820, “Fair Value Measurements”. Specifically, FASB ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of FASB ASC 820 of the Accounting Standards Codification (e.g. an income approach or market approach). FASB ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of such standard did not have a material impact on the Company's financial statements.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

1.

Basis of presentation and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

In 2010, ASC 855 “Subsequent Events” codified SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The standard was subsequently amended by FASB ASU 2010-09 which exempts an entity that is an SEC filer from the requirement to disclose the date through which subsequent events have been evaluated. In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), “Subsequent Events (Topic 855).” The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company's financial statements.

2.

Notes and interest receivable, related parties:

Notes and interest receivable, related parties at April 30, 2011 and July 31, 2010 are as follows:

	April	July

Due from VP Development	$31,300	$31,300
Due from E2000, Inc.	2,500	2,500
Due from FastFunds	4,400
Interest on above amounts	2,476	2,476

	$40,676	$36,276

Each of the above listed related parties is a related party to the Company through common control.

3.

Accrued liabilities, related parties:

Accrued liabilities, related parties at April 30, 2011 and July 31, 2010 are as follows:

	April	July

Officer bonus	$-	$275,561
Management fees	261,839	633,650
Accrued interest	58,877	60,959

	$320,716	$970,170

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

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

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

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

5.

Convertible debentures payable (continued):

The Company determined that the conversion feature of the 2007 Debentures represents an embedded derivative since the 2007 Debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible Debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures. Such discount will be accreted from the date of issuance to the maturity date of the 2007 Debentures. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations. The

$505,000 face amount of the 2007 Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2007 Debenture resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $210,878. Based on the revaluation of the 2007 Debentures at April 30, 2011, the Company recorded a an expense of $221,188 and decreased the derivative liability on the balance sheet by $221,188 for the six months ended April 30, 2011.

The Company issued 1,500,000 shares of its common stock to Divine and/or its designees as consideration for its services as the placement agent in connection with the financing transaction described above.

2010-2011 Convertible Notes

During the nine months ended April 30, 2011, the Company entered into five separate note agreements with an institutional investor for the issuance of five convertible promissory notes in, for a total at April 30, 2011 of $151,000 in principal outstanding (together, the “2010-2011 Convertible Notes”).

Among other terms, the 2010-2011 Convertible Notes mature on their nine month anniversary(together, the “Maturity Dates”), unless prepayment of the 2010-2011 Convertible Notes is required in certain events, as called for in the agreements.  The 2010-2011 Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.  In addition, the 2010 Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The Convertible Notes each bears interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the 2010-2011 Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the 2010-2011 Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable.

The Company may at its option prepay the 2010-2011 Convertible Notes in full during the first ninety days following their issuance in an amount equal to 150% of the outstanding principal and interest, and during the 91st to 180th days following the Notes in an amount equal to 175% of the outstanding principal and interest.  Further terms call for the Company to maintain sufficient authorized shares reserved for issuance under the agreement 2010-2011 Convertible Notes.

We received net proceeds from the 2010-2011 Convertible Notes of $138,500 after debt issuance costs of $12,500 paid for lender legal fees.  These debt issuance costs will be amortized over the terms of the 2010-2011 Convertible Notes or such shorter period as the 2010-2011 Convertible Notes may be outstanding.  Accordingly, as the 2010-2011 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of April 30, 2011, $3,750 of these costs had been expensed as debt issuance costs.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

5.

Convertible debentures payable (continued):

We have determined that the conversion feature of the 2010-2011 Convertible Notes represents an embedded derivative since the 2010-2011 Convertible Notes are convertible into a variable number of shares upon conversion. Accordingly, the convertible 2010-2011 Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2010-2011 Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the 2010-2011 Convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $151,000 face amount of the 2010-2011 Convertible Notes were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2010-2011 Convertible Notes resulted in an initial debt discount of $138,931 and an initial loss on the valuation of derivative liabilities of $137,799 for a derivative liability balance of $276,710 at issuance.

The fair value of the 2010-2011 Convertible Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
12/3/2010	$32,931	9 months	$0.00136	$0.0024	141%	4.72%
1/7/2011	$70,000	9 months	$0.0008	$0.0024	251%	4.72%
2/22/11	$75,000	9 months	$0.001	$0.0041	158%	4.72%
3/12/11	$33,333	9 months	$0.0015	$0.0037	156%	4.72%
3/29/11	$65,446	9 months	$0.00128	$0.0041	156%	4.72%

At April 30, 2011, the Company revalued the derivative liability balance of the remaining outstanding 2010-2011 Convertible Notes.  Therefore, for the period from their issuance to April 30, 2011, the Company has recorded an expense and increased the previously recorded liabilities by $117,289 resulting in a derivative liability balance of $393,999 at April 30, 2011.

The fair value of the 2010-2011 Convertible Notes was calculated at April 30, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$393,999	9 months	$0.001533	155%	4.72%

The following table summarizes the balance sheet amounts as of April 30, 2011, as well as the amounts included in the consolidated statement of operations for the nine months ended April 30, 2011.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$181	$427,778	$192,500	$12,822
2010-2011	8,750	393,999	151,000	93,339
	$8,931	$821,777	$343,500	$106,161

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

5.

Convertible debentures payable (continued):

Operating Statement
Debentures	Debt issuance costs (interest expense)	Fair value adjustment of derivative liability

2007	$12,283	$221,188
2010-2011	3,750	255,068
	$16,033	$476,256

6.

Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at April 30, 2011 and July 31, 2010 consist of the following:

	April	July

Notes payable	$183,259	$211,559
Notes payable, related parties [A]	242,180	317,231
Convertible debentures, net of discount of $6106,161 (April) and $31,356 (July)	237,339	173,644
	$662,778	$702,434

Less current portion	662,778	528,790

Long-term debt, net of current portion	$-	$173,644

[A]

The following table summarizes the activity of notes payable, related parties for the nine months ended April 30, 2011:

Balance, August 1, 2010	$317,231

Issuance of new notes	15,700
Repayment of notes	(27,361)
Notes converted to common stock	(32,955)
Notes of minority owned subsidiary, sold	(30,435)

Balance, April 30, 2011	$242,180

7.

Stockholders’ deficit:

Preferred Stock

On November 30, 2010, the Company filed a Certificate of Amendment to Certificate of Designations for its Series A Preferred Stock whereby the Company and the holders of the Series A Preferred stock agreed to extend the Mandatory Conversion date for the Series A Preferred Stock to November 30, 2013.  Additionally, the holders of the Series A Preferred were granted voting rights, whereby the shares of preferred stock held are eligible to vote on an as if converted basis pursuant to the conversion terms in the Certificate of Designation of Designation of Series A Preferred Stock on matters presented for a vote by the Company's stockholders. Effective on November 30, 2010, the Company issued upon the conversion of $275,541 in debt payable to the Company's Chief Executive Officer, 160,000 shares of its Series A Preferred Stock. As of April 30, 2011 there are 385,583 shares of Series A Preferred stock outstanding.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

7.

Stockholders’ deficit:

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

On December 9, 2010 the Company issued 11,442,140 shares of common stock upon the conversion of $12,500 of debentures and $5,522 of unpaid interest on the debentures. The shares were issued at approximately $0.001575 per share.

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

Also in February 2011, the Company issued 13,266,666 shares of common stock pursuant to Debt Settlement and Release Agreements in exchange for the cancellation of $19,900 of notes and accrued liabilities.  The shares were issued at $0.0015, the price of the common stock on the date the parties had agreed to the settlements.

On April 1, 2011 the Company issued 10,949,427 shares of common stock upon the conversion of 28,651 shares of Series A Preferred Stock. Pursuant to the Certificate of Designation of the Preferred Stock, as amended the shares were issued at approximately $0.001337 per share.

From December 14, 2010 to February 14, 2011 the Company issued 56,500,000 shares of common stock upon the conversion of $66,255 of notes payable.  The shares were issued at an average price of approximately $0.00173.

During the three months ended April 30, 2011 the Company issued 25,000,000 shares of restricted common stock to an officer and director of the Company in satisfaction of $76,665 of amounts owed.  The shares were issued at an average price of approximately $.003 per share.

Lastly, during the quarter ended April 30, 2011 the Company issued 10,000,000 shares to a consultant.  The Company valued the shares at $.004, (the price of the common stock on the date of the agreement) and recorded an expense of $40,000 for the three and nine months ended April 30, 2011.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

7.

Stockholders’ deficit (continued):

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 stock Option Plan and 300,000 under the 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the Company’s common stock. On August 10, 2009 the Company granted options to purchase 10,000,000 shares of the Company’s common stock under the 2007 Plan. The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model. As of April 30, 2011 there were options to purchase 16,500,000 shares of the Company’s common stock outstanding under the 2007 Stock Option Plan.

A summary of the activity of the Company’s outstanding options and warrants during the three months ended April 30, 2011 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2010	18,225,000	$0.04
Granted	-	-
Exercised	-	-
Expired	725,000	0.08
Outstanding and exercisable at
April 30, 2011	17,500,000	$0.04

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$.01	10,000,000	4.73	$0.01
0.07	6,500,000	2.44	0.07
0.12	1,000,000	0.03	0.12

The weighted average remaining contractual life of the terms of the warrants and options is 7.2 years.

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

Utilizing this guidance we have classified the noncontrolling interest in IGAM in stockholders’ equity on our Consolidated Balance Sheets on a retrospective basis. In addition, consolidated net loss has been adjusted to include the net loss attributed to the noncontrolling interest in IGAM, through April 29, 2011, the date we sold the stock we owned to a third party.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

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

Additionally, PMI will provide technical, engineering development, testing and manufacturing employees and support staff.  The term of the Agreement is for one year, with automatic six-month renewal periods unless terminated by the parties.  Pursuant to the terms of the Agreement, the Company will pay PMI $2,500 per month and PMI is eligible to receive up to 4,000,000 shares of the Company’s common stock upon the satisfactory completion of certain milestone accomplishments in the Agreement, of which 500,000 shares of common stock were issued upon the execution of the Agreement.  The Company valued the shares at $0.07 per share (the market price of the common stock on the date the parties agreed to the number of shares to be issued) and recorded $35,000 as deferred stock compensation.  PMI is a manufacturer and supplier of materials for the semiconductor, hard drive media, optical media and photonic industries.  PMI is developing for the solar energy industry advanced materials for thin film photovoltaics (solar cell) processing.  In May of 2008, the Chengdu region of China experienced a catastrophic earthquake.  As a result of this earthquake and the after effects including significant problems with the delivery of electricity, PMI suspended their development work for a significant period of time.  We are no longer continuing to work with PMI under the Collaboration Agreement, as there has been no progress on product development.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 and 2010

9.

Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of April 30, 2011, are as follows:

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

The federal statutory tax rate reconciled to the effective tax rate during the three months ended April 30, 2011 and 2010, respectively, is as follows:

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2010 and 2009.  The financial statements presented for the three and nine months ended April 30, 2011 and 2010 include the Company, Nuvo, its wholly-owned subsidiary and Interactive Games, Inc., its majority owned subsidiary, a Florida Corporation.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three and nine months ended April 30, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $1,862,000, and an accumulated shareholders’ deficit of approximately $1,977,000 as of April 30, 2011.  Nuvo has not yet earned any sources of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended April 30, 2011, net cash used in operating activities was $132,100 compared to $93,632 for the nine months ended April 30, 2010.  Net loss was $262,753 for the nine months ended April 30, 2011 compared to $572,472 for the nine months ended April 30, 2010. These losses were partially offset by a gain of $115,561 on a debt settlement with the CEO, whereby the market value of shares of preferred stock that were issued in exchange for debt cancellation were less than the debt cancelled and a gain on the sale of the shares of our equity position in IGAM of $440,599. Included in the current period were non-cash expenses of $609,236 of which $476,256 is associated with the fair market valuation of the convertible debentures, $92,980 is depreciation and amortization, and $40,000 of common stock based compensation to consultants.

Net cash provided by financing activities for the nine months ended April 30, 2011 was $131,838 compared to $93,750 for the nine months ended April 30, 2010. For the nine months ended April 30, 2011, the Company received $151,000 on the issuance of convertible notes, $15,700 on the issuance of third party notes and $5,000 on the issuance of related notes payable. During the nine months ended April 30, 2011 the Company repaid $27,632 of related party notes payable and also paid $12,500 closing costs on the newly issued convertible notes.  For the nine months ended April 30, 2010 the Company received proceeds of $102,785 on the issuance of notes payable, of which $68,285 were from related parties, and also repaid $9.035 of notes payable, including $7,550 of related party notes payable.

For the nine months ended April 30, 2011, cash and cash equivalents decreased by $262 compared to a increase in cash and cash equivalents of $118 for the nine months ended April 30, 2010.  Ending cash and cash equivalents at April 30, 2011 was $142 compared to $422 at April 30, 2010.

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

OPERATING EXPENSES

Operating expenses for the three and nine months ended April 30, 2011 and 2010 were $90,550 and $202,219, respectively, compared to $73,109 and $332,159 for the three and nine months ended April 30, 2011 and 2010, respectively. The current year expenses include management and consulting fees of $115,200 are comprised of wages of $90,000 accrued to our chief executive officer, $15,000 to our former corporate secretary, and $10,200 to our CFO. Additional expenses were $24,800 for accounting, $53,800 for consulting and other services and $8,419 for general and administrative costs. The expenses for the nine months ended April 30, 2010 were comprised of salaries and stock compensation costs of $118,281 comprised of the Black Sholes option model costs of $100,000 for options granted to purchase 10,000,000 shares of common stock at an exercise price of $0.01, expiring in August 2019 and $18,281 of deferred stock compensation expensed.  Legal and accounting expenses were $49,833, management and consulting fees of $127,000 are comprised of wages accrued to our chief executive officer ($90,000), our corporate secretary ($27,000), and payments of $10,000 to our CFO.  Other expenses of $37,045 include $21,503 of amortization and depreciation expense and general and administrative costs of $15,542.

OTHER INCOME (EXPENSE)

Other expenses for the three and nine months ended April 30, 2011 and 2010 was $51,859 and $60,534 respectively, compared to $320,744 and $240,313, for the three and nine months ended April 30, 2010.  The increase in derivative liabilities included in other expenses for the three and nine months ended April 30, 2011 and 2010 was $436,568 and $476,256, respectively, compared to $264,228 and $74,616 for the three and nine months ended April 30, 2010. For the nine months ended April 30, 2011 there was a gain on settlement of debt of $115,561 and for the three and nine months ended April 30, 2011 there was a gain on the sale of the majority owned shares of Interactive.  Interest expense for the three and nine months ended April 30, 2011 and 2010 is summarized as:

	Three months ended		Nine months ended
	April 30,		April 30,
	2011	2010	2011	2010

Amortization of debenture note discounts	$39,691	$42,736	$92,980	$120,780
Debenture interest	5,103	3,019	12,024	11,430
Notes interest, related	5,690	5,557	17,795	16,502
Notes and other interest	6,076	6.453	19,647	19,116

	$56,560	$57,765	$142,446	$167,828

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended April 30, 2011.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). As required ASC 718, the Company will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. There are 16,500,000 stock options outstanding as of April 30, 2011.

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

ITEM 4T.

DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of April 30, 2011 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus it’s efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 9, 2010 the Company issued 11,442,140 shares of common stock upon the conversion of $12,500 of debentures and $5,522 of unpaid interest on the debentures. The shares were issued at approximately $0.001575 per share.

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

Also in February 2011, the Company issued 13,266,666 shares of common stock pursuant to Debt Settlement and Release Agreements in exchange for the cancellation of $19,900 of notes and accrued liabilities.  The shares were issued at $0.0015, the price of the common stock on the date the parties had agreed to the settlements.

On April 1, 2011 the Company issued 10,949,427 shares of common stock upon the conversion of 28,651 shares of Series A Preferred Stock. Pursuant to the Certificate of Designation of the Preferred Stock, as amended the shares were issued at approximately $0.001337 per share.

From December 14, 2010 to February 14, 2011 the Company issued 56,500,000 shares of common stock upon the conversion of $66,255 of notes payable.  The shares were issued at an average price of approximately $0.00173.

During the three months ended April 30, 2011 the Company issued 25,000,000 shares of restricted common stock to an officer and director of the Company in satisfaction of $76,665 of amounts owed.  The shares were issued at an average price of approximately $.003 per share.

Lastly, during the quarter ended April 30, 2011 the Company issued 10,000,000 shares to a consultant.  The Company valued the shares at $.004, (the price of the common stock on the date of the agreement) and recorded an expense of $40,000 for the three and nine months ended April 30, 2011.

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

China Nuvo Solar Energy, Inc.
(Registrant)

Date: June 17, 2011	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer