Form 10-K
period 2011-07-31
CHINA NUVO SOLAR ENERGY INC
filed 2011-11-14
CIK 1126411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JULY 31, 2011

       .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from            to           .

Commission File Number 333-48746

CHINA NUVO SOLAR ENERGY, INC.

(Name of Registrant in its charter)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes      . No  X .

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:   Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  X .

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of January 31, 2011 was $608,600.  As of November 7, 2011, the Registrant had 5,623,518,680 shares of common stock, par value $0.001 per share, issued and outstanding.

Documents incorporated by reference: None

CHINA NUVO SOLAR ENERGY, INC.

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

On May 17, 2002, our stockholders approved our acquisition of all of the issued and outstanding securities of Torpedo Delaware in exchange for 8,000,000 shares of our common stock issued to the Torpedo USA stockholders.

On February 1, 2005, we acquired all of the issued and outstanding common stock of Interactive Games, Inc. (“Interactive”).  In conjunction with the Interactive agreement, we changed our name to Interactive Games, Inc. and approved an increase in our authorized common stock from 50,000,000 shares to 100,000,000 shares.  The acquisition of Interactive by us was accounted for as a reverse merger because on a post-merger basis, the former Interactive shareholders held a majority of the outstanding common stock of our company on a voting and fully diluted basis.  As a result, Interactive was deemed to be the acquirer for accounting purposes.

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

On June 9, 2006, Nuvo signed a license agreement with Photovoltaics.com, Inc. (“PV”), which is based in Hutchinson Island, Florida. Nuvo acquired exclusive worldwide rights to PV's solar cell technology relating to a multiple stacked solar cell using wave guide transfers. This license agreement includes all patents issued pursuant to certain patents applications or amendments that have been filed and the rights to use all applicable copyrights, trademarks and related intellectual property obtained on or in connection with the process and products. On January 23, 2008, we purchased from PV the patent filings related to our solar technology in exchange for 2,000,000 restricted shares of our common stock.  We now own all rights, title and interest in any patents that are subsequently issued or other intellectual property.  On December 10, 2008 we executed a Patent and Trademark Purchase Agreement (the “Purchase Agreement”) with Photovoltaics, Inc.  Through this agreement we acquired certain issued patents, patent rights and trademarks in exchange for $39,900 paid in installments from December 2008 through July 2009.

On September 1, 2011, the Company entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the “Share Exchange Agreement”) with SurgLine, Inc., a Nevada corporation (“SurgLine”) and the shareholders of SurgLine.  Upon consummation of the transactions set forth in the Agreement (the “Closing”), the Company adopted the business plan of SurgLine.

Pursuant to the Agreement, we agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the “Share Exchange”) for the original issuance of an aggregate of 857,143 shares (the “Exchange Shares”) of the Registrant’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).  The Exchange Shares will be issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange.  Further in accordance with the Agreement, and following an amendment of the Registrant’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) equal to 70% of the issued and outstanding Common Stock of the Registrant.  Additionally, pursuant to the provisions of the Share Exchange Agreement, the Company issued 163,609,476 restricted shares of Common Stock to the SurgLine shareholders, in satisfaction of the anti dilution provisions in the Share Exchange Agreement.  As a result of the Share Exchange, the Registrant issued a total of 3,981,163,909 shares of its common stock to the SurgLine shareholders and SurgLine became a wholly-owned subsidiary of the Registrant.

On September 1, 2011, holders of a majority of the Company’s outstanding Common Stock approved an amendment to the Registrant’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 1,500,000,000 shares to 6,500,000,000 par value $0.001 shares (the “Amendment”) of which (a) 6,475,000,000 shares were designated as Common Stock and (b) 25,000,000 shares were designated as blank check preferred stock.

At the effective time of the Exchange, our board of directors and officers was reconstituted by the resignation of Henry Fong as President and Chief Executive Officer of the Company and the appointment of Thomas G. Toland as a member of the Company’s Board of Directors, President and Chief Executive Officer and Richard Dutch as Secretary and Chief Operating Officer of the Company.

(b)

Financial information about segments.

Through July 31, 2011, we operated in only one industry segment.

(c)

Narrative description of business.

As of the period reported, we are a development-stage company that is working to develop and design, with a view toward manufacturing, solar photovoltaic (PV) cell technology products. We own certain patent applications and patent rights and other photovoltaic intellectual property.  Our primary technology involves a unique patent pending solar cell technology based on photovoltaic cells with integral light-transmitting wave guides in a ceramic sleeve.  The advantage of this technology is that less exposed surface area is required to generate electricity. The light-transmitting particles act as wave guides and allow the sun-exposed conversion area of the solar cell to be shifted readily from horizontal to vertical to capture more sunlight. The ceramic sleeve eliminates the need for expensive vacuum chambers, thereby allowing less expensive materials to be used in solar cell production.

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

During the past year, the Company searched for a U.S.-based technology advisor or chief technology officer to assist the Company with the development of its photovoltaic intellectual property.  The Company believes that if the technology can be proven effective utilizing a production ready prototype, it will be able to attract a strategic partner to assist in the development of production and manufacturing activities.  However, the Company has not been successful in finding a candidate, and therefore has made no progress in developing any prototype.  The Company believes there is little likelihood in developing a prototype.

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

A published independent report by the Joannopoulos Research Group at the Massachusetts Institute of Technology (“MIT”) determined that light trapping by wave guides they put into photovoltaic cells was increased by 37%.  This was accomplished by placing clear crystal particles as waveguides within the solar cell’s layered or stacked semiconductor materials.  We believe our technology offers a number of significant advantages in light trapping efficiencies and certain production economies compared to current technologies.  We believe our technology can increase light trapping even further than the MIT method by inter-dispersing these clear crystal particles in a random manner.  In addition, these wave guides allow even more layers of photovoltaic materials to be put down.   The wave guides bring the light down even further than the few microns it can now travel in most materials.  We believe these ceramic sleeve solar cells with wave guides lend themselves to ideal cells for use in a concentrator system and other specialty applications.

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

_______________________

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

Trading of our common stock is limited.

Trading of our common stock is on the Over-the-Counter Quotation Board, or “OTCQB” This has adversely effected the liquidity of our securities, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

At July 31, 2011, we had a total of $591,500 in debt that is convertible into shares of our common stock at discount of up to 50% of the market price for our common stock at any given time.  The conversion of any or all of this debt could result in significant dilution to our stockholders at the time such debt is converted.

We currently have stock options and common stock purchase warrants outstanding that may be exercisable at prices below the market price for our common stock at any given time that could result in significant dilution to our stockholders.

At July 31, 2011, we had a total of 17,500,000 stock options and common stock purchase warrants outstanding exercisable at a weighted average exercise price of $0.04 at that date.  The conversion of any or all of these options and warrants could occur at prices below the market price of our common stock at a given time and could cause substantial dilution to our stockholders.  In addition, as we seek to raise additional capital to fund our future business operations, we could issue additional stock options and warrants at prices below market that cause additional dilution to our stockholders.

We may fail to successfully bring to market products based on our technology, which may prevent us from achieving product sales and market share.

We had expected to derive a substantial portion of our revenues from sales of new solar power products that were under development, however we have not successfully developed any new solar power products or technologies, we will likely be unable to recover the losses we incurred to develop these products and technologies and have been unable to establish our sales and market share and become profitable.

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

DESCRIPTION OF BUSINESS OF SURGLINE, INC.

On September 1, 2011, we entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the “Share Exchange Agreement”) with SurgLine, Inc., a Nevada corporation (“SurgLine”) and the shareholders of SurgLine.

COMPANY OVERVIEW

SurgLine, Inc (“SurgLine”) was formed in March of 2011. Our plan is to provide our own proprietary label, of high quality medical and surgical products at discount prices.  The Company’s founders saw the need to help reduce costs in the acute care healthcare system, and particularly that of the Operating Rooms. The Company’s core business strategy is simply: Source and sell the highest quality medical and surgical products for substantially less, thereby reducing the “historical brand premium” that has historically been  absorbed  by healthcare end users, including hospitals, outpatient surgery centers, medical clinics, self-insured employers, managed care organizations, commercial insurance carriers and state and federal governmental payers.

Widespread economic challenges have impacted all healthcare providers as costs of goods continue to rise, patient reimbursement becomes more difficult and a growing percentage of patients  have either lost their health insurance or are in default on their medical bills. The healthcare sector consumes 16.2% of the economy and is growing annually.1 Combined with these factors, 70 million baby boomers who either have entered or will be entering retirement age 2 are putting additional pressure on the healthcare system. The demand for healthcare services is tied closer to age than any other factor. We believe the pressure on healthcare providers has never been greater and this trend is expected to accelerate.

We intend to provide lower cost products by selling high volume disposable medical products at substantially lower prices when compared to the historical supply chain sources available on the market.  We plan to accomplish this by sourcing products within the U.S. and globally from many of the same factories that produce similar products for the world’s largest medical companies.  The traditional acquisition cost of medical and surgical supplies, instrumentation, equipment, hospital beds, operating lights and more sold by the largest medical/surgical suppliers can hover at five to ten fold markups. We plan on attacking the “brand premium” much in the same way as Costco has with their Kirkland private label brand, or Home Depot has with their Hampton Bay brand. Essentially, we plan on offering virtually similar products, with our SurgLine brand, at substantial savings by reducing the massive markup percentages that are passed on to the end users.  We believe our sourcing and competitive advantage is based on over a decade of international business relationships of our executive management team with worldwide manufacturers.  Because of the relationships developed by our executives, we have connections to nearly 200 different manufacturers globally and over 10,000 products already identified.

Additionally, our executives have long and successful industry track records and long standing relationships with key healthcare decision makers. We believe that healthcare, like many businesses, is a relationship business. Knowing who makes the decisions within organizations and having access to that person is a distinct advantage over an industry outsider. Our founders’ 100 plus years of healthcare experience will be leveraged to drive our success.

The Management team believes that there is substantial likelihood that there will be an erosion in Hospital “physician preference” arrangements in the future which historically has allowed the physician to select his or her own preferred  products to use with less regard for economic cost. These arrangements may come under scrutiny due to downward financial pressures being placed on hospitals and surgery center operators by the payer community including the governmental payers in an effort to reign in costs.

TARGET MARKETS AND MARKETING STRATEGY

Our initial target market will be to identify and contract with successful stock and bill distributors and institutional buyers. These entities purchase in bulk, have the ability to stock and support products, have direct relationships with healthcare institutions and are highly motivated to cut costs to meet institutional demands. We will endeavor to form relationships with stock and bill distributors that have end user customers in place as well as in-depth product knowledge. Additionally, we believe it is easier to service a hand full of large customers in the beginning rather than to attempt to sell directly to end users that would take hundreds of accounts to match the revenue potential.  We intend to leverage the existing relationships of our executives and associates with buyers that have already shown great interest.

The initial product focus will be on surgical products, both disposable and instrumentation. We believe these are high volume, high margin products.  Where possible, we intend to brand the products with our own label “Surg”.  An example of the product range is:

—

Surgical Instruments including but not limited to:

               i.e.: Scissors, forceps, basket punches, reamers

—

Surgical Sets / Specialties (not limited to)

—

Hand & foot

—

Hips and knees

—

Spine products, including but not limited to pedicle screws, plates, rods, hooks, cages and biologics

—

Small Fragment sets

—

Includes: tray, instruments, screws, implants, etc.

—

Emergency Removal

—

Broken screws, implant removal

—

Full Range of Endoscopes covering several specialties

—

Full Range of Surgical Disposable - single use items

—

Custom Surgical Packs

As our business focus develops, we intend to expand the depth and breadth of product offerings based on customer demand. Also, we may decide to sell directly to select end user customers in situations where the additional margin opportunity more than offsets the costs of managing those customers.

GROWTH STRATEGY

We intend to focus our initial efforts on revenue and sales to buyers located within the Southwest region of the U.S. As we expand and refine our business, we intend to leverage existing relationships in major metropolitan markets throughout the U.S. We anticipate expanding sales and marketing efforts nationwide. As working capital permits, we plan to recruit a national sales force of experienced medical product sales professionals who have their own network of relationships in each market. These relationships will be leveraged in the same manner with sales focused on stocking distributors with existing end user customer bases in place, as well as product knowledge.

COMPETITION

We will be competing against traditional purveyors of medical supplies in the medical/surgical supply space. Specifically, we will compete with Medtronic, Stryker, Johnson and Johnson, Henry Schein, McKesson, PSS World Medical, and Medline as well as a variety of small privately held local and regional distributors throughout the marketplace.

Henry Schein, Inc. distributes healthcare products and services primarily to office-based healthcare practitioners.  It also provides branded and generic pharmaceuticals, vaccines, diagnostic tests, infection-control products, X-ray products, equipment, vitamins and animal health products. It operates in the United States, Australia, Austria, Belgium, Canada, the People’s Republic of China, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland, the United Kingdom, Iceland, Israel, Saudi Arabia, and the United Arab Emirates. The company was founded in 1992 and is headquartered in Melville, New York.

McKesson Corporation distributes ethical and proprietary drugs, medical-surgical supplies and equipment, and health and beauty care products in North America. Its customers include hospitals, physicians, homecare providers, retail pharmacies, and payers in North America, the United Kingdom, Ireland, other European countries, Asia Pacific, and Israel. The company was founded in 1833 and is based in San Francisco, California.

PSS World Medical, Inc., together with its subsidiaries, distributes medical products and equipment, pharmaceutical products, healthcare information technology, and billing services to alternate-site healthcare providers in the United States. As of April 2, 2010, it operated a distribution network consisting of 27 full-service distribution centers, 34 break-freight locations, and 2 redistribution facilities. The company was founded in 1983 and is based in Jacksonville, Florida.

Medline was founded in 1966, but its roots date back 100 years when A.L. Mills started Northwestern Garment Factory. Since then, the company has grown into America's largest privately held national manufacturer and distributor of health care supplies and services. Medline provides products and services to the entire continuum of care, including hospitals, extended care facilities, surgery centers, commercial laundries, home care dealers, home care agencies, physician offices and other alternate care sites. Headquartered in Mundelein, IL, Medline has more than 6,800 employees in North America, including an 800 person dedicated sales force.

We believe that our strategy of delivering virtually similar proprietary products from many of the same supply sources, in many cases, virtually identical private labeled products at substantial savings to the end user that will average 20% to 30% or more will allow us to be highly successful against the legacy competitors.

We believe the larger legacy companies are bloated with thousands of employees, tremendous inefficiencies due to their sheer size, and that they cannot afford to reduce their prices to their customers by 20% to 30% or more as we plan to do. Some of these large suppliers have attempted to shift their customers to use their own “private labeled products” in an attempt to lower the end user’s cost while retaining the customer; however, their private label strategy leaves very substantial margins and profits while reducing the end user’s cost by only a small percentage savings on average.

The Company’s competitors have longer operating histories, significantly greater financial, technical, marketing, service and other resources and significantly greater name recognition. As a result, such competitors may be able to devote greater resources to the development and marketing of their platforms, and may be able to respond more quickly to changes in customer requirements or product technology. Accordingly, there can be no assurance that the Company will compete successfully with existing or new competitors, or that the competition will not have a material adverse effect on the business, operating results or financial condition of the Company (See “RISK FACTORS”)

The Company currently has no full time employees other than the above officers. The Company is not a party to any collective bargaining agreements.

FACILITIES

The Company’s administrative offices are located at 5348 Vegas Drive, Las Vegas, NV 89108. The Company also leases office space in Newport Beach, Ca. on a month-to-month basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s only known potential sources of capital are possible proceeds from private placements, issuance of notes payable, loans from its officers, and cash from future revenues after the Company commences sales. The Company may require additional financing to continue operations, and there is no assurance that such additional financing will be available.

GOVERNMENT REGULATION

The Medical Device Amendments of 1976 to the federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act of 1990, together with regulations issued or proposed thereunder, provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including most of the Company’s products.

The FDA’s Quality System regulations set forth standards for the Company’s product design and manufacturing processes, require the maintenance of certain records and provide for inspections of the Company’s facilities by the FDA. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacturing and marketing of the Company’s products.

Most of the Company’s products are purchased from third party manufacturers that fall into FDA classifications that require notification of and review by the FDA before marketing, submitted as a 510(k). Section 510(k) of the Food, Drug and Cosmetic Act requires device manufacturers who must register, to notify FDA of their intent to market a medical device at least 90 days in advance. This is known as Premarket Notification - also called PMN or 510(k). This allows FDA to determine whether the device is equivalent to a device already placed into one of the three classification categories. Thus, "new" devices (not in commercial distribution prior to May 28, 1976) that have not been classified can be properly identified. Specifically, medical device manufacturers are required to submit a premarket notification if they intend to introduce a device into commercial distribution for the first time or reintroduce a device that will be significantly changed or modified to the extent that its safety or effectiveness could be affected. Such change or modification could relate to the design, material, chemical composition, energy source, manufacturing process, or intended use.  Prior to selling any product that requires a 510(k) approval, we ascertain that the manufacturer has complied with 510(k). Certain of the Company’s products require extensive clinical testing, consisting of safety and efficacy studies, followed by PMA applications for specific surgical indications.

SurgLine also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products. The member states of the European Union (EU) have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain CE Marking for their products. SurgLine has authorization to apply the CE Marking to substantially all of its products.

Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare expenses generally and hospital costs in particular, including price regulation and competitive pricing, are ongoing in markets where the Company does business. It is not possible to predict at this time the long-term impact of such cost-containment measures on the Company’s future business.

RISK FACTORS ASSOCIATED WITH THE BUSINESS OF SURGLINE, INC.

We have a limited operating history on which to base an investment decision.

We are a newly created startup company that has very limited operating history.  As a startup company, we are subject to unforeseen costs, expenses, problems and difficulties inherent in new business ventures.  There is no history upon which to base any assumption as to the likelihood that the company will prove successful. We cannot provide investors with any assurance that our services will attract customers; generate any operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business can fail.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We may be required to establish strategic relationships with third parties in the medical and surgical products industry, including agreements with stocking distributors, sales channel agreements and others. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our product and marketing plan relative to our competitors. We may not be able to establish other strategic relationships in the future.

In addition, any strategic alliances that we establish may subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to developed business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

?

obtain licenses, which may not be available on commercially reasonable terms, if at all;

?

redesign our product to avoid infringement;

?

stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our products;

?

pay damages; or

?

defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in the medical and surgical products industry related to procurement of product, sales and marketing. We may face significant competition for qualified individuals, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

If we fail to develop our brand and advertise the products we sell effectively, our business may suffer.

We believe that developing and maintaining awareness of our brand is critical to achieving widespread acceptance of our existing and future services and products and is an important element in attracting new customers. We believe that our efforts to build our brand, including advertisements that will be designed to promote our corporate image, our merchandise and the pricing of such products, will involve significant expense. Our proposed brand promotion activities may not yield revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain any existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

We are subject to shifting customer preferences and we may fail to optimize our product offerings and inventory positions.

Consumer and healthcare provider’s preferences in the medical supply industry change rapidly and are difficult to predict. The success of our business depends on our ability to predict accurately and respond to future changes in such preferences, carry the inventory demanded by customers, deliver the appropriate quality of products, price products correctly and implement effective purchasing procedures. We must optimize our product selection and inventory positions based on these preferences and sales trends. If we fail to anticipate, identify or react appropriately to changes and adapt our product selection to these changing preferences, we could experience excess inventories, higher than normal markdowns or an inability to sell the products we sell, which, in turn, could significantly reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain optimal inventory levels, our inventory holding costs could increase or cause us to lose sales, either of which could have a material adverse effect on our business, financial condition and results of operations.

While we must maintain sufficient inventory levels to operate our business successfully and meet our customers’ demands, we must be careful to avoid amassing excess inventory. Changing consumer demands, manufacturer backorders and uncertainty surrounding new product launches expose us to increased inventory risks. Demand for products can change rapidly and unexpectedly, including the time between when the product is ordered from the supplier to the time it is offered for sale. We carry a wide variety of products and must maintain sufficient inventory levels of the products we sell. We may be unable to sell certain products in the event that consumer demand changes. Our inventory holding costs will increase if we carry excess inventory. However, if we do not have a sufficient inventory of a product to fulfill customer orders, we may lose orders or customers, which may adversely affect our business, financial condition and results of operations. We cannot assure you that we can accurately predict consumer demand and events and avoid over-stocking or under-stocking products.

Due to the initial geographic concentration of sales in Southern California, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

A significant percentage of our total sales will initially be made in Southern California. We believe that for the foreseeable future, approximately 80%-90% of our future revenues will be generated from this area. Our concentration of sales in this area heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in this region. Our geographic concentration might result in a material adverse effect on our business, financial condition or results of operations in the future.

If any of our customers fail to pay all or part of their invoices or delay payment, our results of operations and financial condition will be adversely affected.

Currently we have no accounts receivables. However, once we begin making sales, we will begin building accounts receivables.  The standard credit period for most of our customers is anticipated to be approximately net 60 days.  There is no assurance that our accounts receivable will be fully repaid on a timely basis. If any of our customers with accounts receivables fail to pay all or part of the accounts receivable or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected.

Disruptions in our ability to source product and any changes in the competitive environment for our products may adversely affect our profitability.

We plan to sell a broad range of medical related products. A significant disruption in the supply of these products could decrease inventory levels and sales, and materially adversely affect our business and financial results. Shortages of products or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions or difficulties in the employment of labor or transportation in the markets in which we purchase products may adversely affect our ability to maintain sufficient inventories of our products to meet consumer demand. If we were to experience a significant or prolonged shortage of products from any of our suppliers and could not procure the products from other sources, we would be unable to meet customer demand, which, in turn, would adversely affect our sales, margins and customer relations.  Further, rising cost of labor and consumer goods in general could reduce our margins, and reduce our net earnings.

Our operations would be materially adversely affected if third-party carriers were unable to transport our products on a timely basis.

All of our products are shipped through third party carriers. If a strike or other event prevented or disrupted these carriers from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to our customers. If adequate third party sources to ship our products were unavailable at any time, our business would be materially adversely affected.

We face increasing competition from both domestic and foreign companies and, if we cannot effectively compete, our business will be harmed.

The medical supply industry in which we operate is highly fragmented and competitive. Our ability to compete in the industry is, to a significant extent, dependent on our ability to distinguish our wholesale distribution of medical supplies and related products from those of our competitors by providing high quality services and products with competitive prices and convenient access. We compete directly with local suppliers and with large foreign multinational companies that offer services and products that are similar to ours. Some of these competitors have larger local or regional customer bases, more locations, more brand equity, and substantially greater financial, marketing and other resources than we have. We anticipate that our competitors will continue to improve their wholesale distribution or retail medical supply businesses and may be in a stronger position to respond quickly to potential acquisitions and other market opportunities.

We cannot assure you that our current or potential competitors will not provide wholesale distribution or retail medical supply services and products comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. Increased competition may result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect our profit margins. We cannot assure you that we will be able to compete effectively against current and future competitors. Aggressive marketing or pricing by our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

If we become subject to product liability claims, personal injury claims or defective products our business may be harmed.

We intend to brand certain products with our own brand. Such branding will subject us to increased risk as once branded with our name, we become subject to increased oversight and regulation, including from the FDA. As a result, our potential liability for product failure will increase significantly. In addition, the medical supplies we are going to sell and our business in general is exposed to risks inherent in the packaging and distribution of medical supplies, such as mislabeling, adequacy of warnings, and the failure of any particular product to perform as expected. There may come a point where we are required to warn customers regarding any potential negative effects of a particular product. We do not believe we are under any such obligation at this time or will be in the future. We may sell products which inadvertently have an adverse effect on the health of individuals. Product liability claims may be asserted against us with respect to any of the products we sell. We do not believe we have any liability for claims related to products we sell but there is no guarantee we either won’t be sued or we won’t be held responsible. We may be required to pay for damages for any successful product liability claim against us, although we may have the right under applicable laws, rules and regulations to recover from the relevant manufacturer compensation we paid to our customers in connection with a product liability claim. Any product liability claim, product recall, adverse side effects caused by improper use of the products we sell or manufacturing defects may result in adverse publicity regarding us and the products we sell, which would harm our reputation. If we are found liable for product liability claims, we could be required to pay substantial monetary damages. Furthermore, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business, and our reputation as well as our brand name, may also suffer. We, like many other similar companies that sell medical supplies, do not carry product liability insurance. As a result, any imposition of product liability could materially harm our business, financial condition and results of operations. In addition, we do not have any business interruption insurance due to the limited coverage of any such business interruption insurance, and as a result, any business disruption or natural disaster could severely disrupt our business and operations and significantly decrease our revenue and profitability.

The failure to manage growth effectively could have an adverse affect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of July 31, 2011, we had zero full time employees.  During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchase of raw materials and supplies, development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse affect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Each of the named executive officers, including Mr. Tom Toland, our Chief Executive Officer and President and Richard Dutch, our Chief Operating Officer, perform key functions in the operation of our business. The loss of these employees could have a material adverse effect upon our business, financial condition, and results of operations. We do not maintain key-person insurance for members of our management team because it is cost prohibitive at this point. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

We will be dependent to hire, train, retain and effectively recruit employees and any inability to do so, could have a materially adverse affect on our business, financial condition and result of operations.

We must attract, recruit and retain qualified and trained staff in order to operate our business. We face competition for personnel from other medical product suppliers. We cannot assure you that we will be able to attract, hire and retain sufficient numbers of skilled employees that are necessary to continue to develop and grow our business. Although we are presently in compliance with government licensing requirements, these requirements are subject to change, and in the event that different or stricter professional standards are imposed, we may face difficulty in attracting, hiring and retaining sufficient numbers of personnel with the requisite credentials and qualifications, which could limit our ability to increase revenue or deliver high quality customer service, and this could have a material adverse effect on our financial condition and results of operations.

Our ability to implement effectively our business strategy and expand our operations will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managers and other technical and marketing personnel. There is significant competition for technically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our current and future operational needs.

Our financial results may not meet the expectations of investors and may fluctuate because of many factors and, as a result, investors should not rely on our historical financial data as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations investors may negatively impact the value of our securities. Operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•

vulnerability of our business to a general economic downturn in California and the U.S. generally;

•

fluctuation and unpredictability of the prices of the products we sell;

•

seasonality of our business;

•

changes in laws that may affect our operations;

•

competition from other medical supply companies; and

•

our ability to obtain necessary government certifications and/or licenses to conduct our business.

Our strategy may include acquiring companies which may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability.

We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate desired acquisitions. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

•

unexpected losses of key employees or customer of the acquired company;

•

difficulties integrating the acquired company’s standards, processes, procedures and controls;

•

difficulties coordinating new product and process development;

•

difficulties hiring additional management and other critical personnel;

•

difficulties increasing the scope, geographic diversity and complexity of our operations;

•

difficulties consolidating facilities, transferring processes and know-how;

•

difficulties reducing costs of the acquired company’s business;

•

diversion of management’s attention from our management; and

•

adverse impacts on retaining existing business relationships with customers.

Our Chief Executive Officer and certain related Company Officers and stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current CEO and President, Thomas Toland, our Chief Operating Officer, Richard Dutch, MD Capital Advisors, Inc. and Core Winner Holdings Limited, collectively hold approximately 58% of the voting power of the outstanding shares immediately after this Share Exchange Agreement. If these officers and/or stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such officers and/or stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.  The interests of these stockholders may give rise to a conflict of interest with the Company and the Company’s shareholders.  For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  A decline in the price of our common stock could be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations.  If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

The sale by any shareholder of a significant portion of their holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial majority of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”).  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws.  Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.  Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB).  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

The securities issued in connection with the Share Exchange are restricted securities and may not be transferred in the absence of registration or the availability of a resale exemption.

The shares of common stock being issued in connection with the Share Exchange are being issued in reliance on an exemption from the registration requirements under Section 4(2) of the Securities Act and Regulation D promulgated thereunder or Regulation S.  Consequently, these securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption.  In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements.  As a result, a purchaser who receives any such securities issued in connection with the Share Exchange may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

If we issue additional shares or derivative securities in the future, it will result in the dilution of our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of up to 6,475,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, $0.001 par value per share.  Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.

We do not plan to declare or pay any dividends to our stockholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  These requirements are extensive.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we do not file our quarterly or annual reports with the SEC, we may be de-listed from the OTCQB.

OTCQB is the middle tier of the OTC market. OTCQB companies report to the SEC or a U.S. banking regulator, making it easy for investors to identify companies that are current in their reporting obligations. There are no financial or qualitative standards to be in this tier. OTCQB securities may also be quoted on the FINRA BB. The OTCQB allows investors to easily identify reporting companies traded in the OTC market regardless of where they are quoted.

Under OTCQB rules relating to the timely filing of periodic reports with the SEC, any OTCQB issuer who fails to file a periodic report (Forms 10-Q or 10-K) by the due date of such report, period we may be removed from the OTCQB and our common stock may only be able to be traded on the OTC Pink.  The OTC Pink is the bottom tier of the OTC market – a speculative trading marketplace that helps broker-dealers get the best prices for investors. Accordingly, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers.

In the event that any of our securities are offered without engaging a registered broker-dealer, we may face claims for rescission and other remedies.  If any claims or actions were to be brought against us relating to our lack of compliance with the broker-dealer requirements, we could be subject to penalties, required to pay fines, make damages payments or settlement payments, or repurchase such securities.  In addition, any claims or actions could force us to expend significant financial resources to defend our company, could divert the attention of our management from our core business and could harm our reputation.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

We have the right to issue up to 25,000,000 shares of preferred stock, which may adversely affect the voting power of the holders of our other securities and may deter hostile takeovers or delay changes in management control.

We may issue up to 25,000,000 shares of preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determine from time to time.  To date, our board of directors have authorized Series A and B of preferred stock.  Additionally, our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock.  Issuances of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of our other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delay changes in management control.

ITEM 2.

PROPERTIES.

Our executive offices are located at 319 Clematis Street – Suite 703, West Palm Beach, Florida 33401 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. We also utilize space in Centennial, Colorado that is provided to us on a month to month basis by a corporation in which one of our directors is affiliated with. These spaces are provided to us for $600 and $225 respectively on a monthly basis during the year ended July 31, 2011 and included the use of office space and the occasional use of fax machines, copy machines and other office equipment for which we paid nominal service fees.

ITEM 3.

LEGAL PROCEEDINGS.

Our company is not a party in to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

ITEM 4.

REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

Market information.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTCQB” under the trading symbol “CNUV”.  The following table lists the high and low bid information for our common stock as quoted on the OTCQB for the fiscal years ended 2011 and 2010, respectively:

	Price Range
Quarter Ended	High ($)	Low ($)
October 31, 2009	$0.013	$0.007
January 21, 2010	0.008	0.004
April 30, 2010	0.006	0.004
July 31, 2010	0.006	0.003

October 31, 2010	.0018	.003
January 21, 2011	.0036	.0013
April 30, 2011	.0056	.0014
July 31, 2011	.0069	.0018

The above quotations from the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)

Holders.

The number of record holders of our common stock as of November 7, 2011, was approximately 86 based on information received from our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c)

Dividends.

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

 (d)

Securities authorized for issuance under equity compensation plans.

We have the following securities authorized for issuance under our equity compensation plans as of July 31, 2011.  This includes our 2002 Stock Option Plan, covering up to 1,000,000 shares of our common stock, our 2003 Stock Option Plan covering up to 2,500,000 shares of our common stock and our 2007 Stock Option Plan covering up to 18,000,000 shares of our common stock.

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

Recent Sales of Unregistered Equity Securities

Shares issued for conversion of subordinated debentures and accrued interest

On December 9, 2010 the Company issued 11,442,360 shares of common stock upon the conversion of $12,500 of debentures and $5,522 of unpaid interest on the debentures. The shares were issued at approximately $0.001575 per share.

From May 1, 2011 through July 31, 2011 the Company issued 79,508,834 shares of common stock upon the conversion of $107,000 of debentures and $12,720 of unpaid interest on the debentures.  The shares were issued at an average conversion price of $0.001485 per share.

Shares issued upon conversion of Series A Preferred Stock

On February 2, 2011, the Company issued 18,390,805 shares of common stock upon the conversion of 20,000 shares of Series A Preferred Stock.  Pursuant to the Certificate of Designation of the Preferred Stock, as amended the shares were issued at approximately $0.001087 per share.

On February 14, 2011 the Company issued 36,936,879 shares of common stock upon the conversion of 39,938 shares of Series A Preferred stock.  Pursuant to the Certificate of Designation of the Preferred Stock, as amended, the shares were issued at approximately $0.001081 per share.

On April 1, 2011 the Company issued 10,949,427 shares of common stock upon the conversion of 28,651 shares of Series A Preferred Stock. Pursuant to the Certificate of Designation of the Preferred Stock, as amended, the shares were issued at approximately $0.001337 per share.

From May 1, 2011 through July 31, 2011 the Company issued 137,022,337 shares of common stock upon the conversion of $161,110 shares of Series A Preferred Stock.  Pursuant to the Certificate of Designation of the Preferred Stock, as amended, the shares were issued at approximately $0.00175 per share.

Issuances of shares of common stock to affiliated parties

On February 14, 2011 the Company issued 22,000,000 shares of common stock upon the conversion of $32,955 of notes payable.  The shares were issued at an average price of approximately $0.0015 per share.

On March 31, 2011 and April 18, 2011 the Company issued a total of 25,000,000 shares of restricted common stock to an officer and director of the Company in satisfaction of $76,665 of amounts owed.  The shares were issued at an average price of approximately $.003 per share.

On July 6, 2011 the Company issued 28,000,000 shares of restricted common stock to a former officer of the Company in satisfaction of $38,500 of amounts owed.  The shares were issued at an approximately $.001375 per share.

Other issuance of shares of common stock

From December 21, 2010 to January 7, 2011 the Company issued 34,500,000 shares of common stock upon the conversion of $33,300 of notes payable.  The shares were issued at an average price of approximately $0.00096 per share.

On February 14, 2011, the Company issued 13,266,666 shares of common stock pursuant to Debt Settlement and Release Agreements in exchange for the cancellation of $19,900 of notes and accrued liabilities.  The shares were issued at $0.0015, the price of the common stock on the date the parties had agreed to the settlements.

On April 11, 2011 the Company issued 10,000,000 shares to a consultant.  The Company valued the shares at $.004, (the price of the common stock on the date of the agreement) and recorded an expense of $40,000 for the year ended July 31, 2011.

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

ITEM 6.

SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2011 and 2010.

The independent auditors’ report on our financial statements for the years ended July 31, 2011 and 2010 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

(a)

Liquidity and Capital Resources.

For the year ended July 31, 2011, net cash used in operating activities was $159,692 compared to $108,250 for the year ended July 31, 2010.  Net loss was $306,723 for the year ended July 31, 2011 compared to $772,061 for the year ended July 31, 2010. The net loss in the current period were impacted by a write off of bad debt of $52,855, a gain of $115,561 on a debt settlement with the CEO, whereby the market value of shares of preferred stock that were issued in exchange for debt cancellation were less than the debt cancelled and a gain on the sale of the shares of our equity position in IGAM of $493,454. Also included in the current period were non-cash expenses of $516,946 of which $313,437 is associated with the fair market valuation of the convertible debentures, $163,509 is amortization, and $40,000 of common stock based compensation to consultants.

  The net loss in the year ago period includes net non-cash expenses of $628,551 of which $123,908 are costs associated with the issuance of common stock and warrants, $171,240 of depreciation and amortization expense and $333,403 related to impairment of assets.  These non cash expenses were offset by a decrease in the derivative liability of $154,188 and a change in the minority interest of $5,036.

Net cash provided by financing activities for the year ended July 31, 2011 was $172,940 compared to $108,350 for the year ended July 31, 2010. For the year ended July 31, 2011 the Company received $206,000 on the issuance of convertible notes, $18,200 on the issuance of related party notes and $5,000 on the issuance of notes payable. For the year ended July 31, 2011 the Company repaid $38,760 of related party notes payable, paid $17,500 closing costs on the newly issued convertible notes. For the year ended July 31, 2010 the Company received proceeds of $117,385 on the issuance of notes payable, of which $79,485 were from related parties, and also repaid $9.035 of notes payable, including $7,550 of related party notes payable.

For the year ended July 31, 2011, cash and cash equivalents increased by $13,248 compared to an increase of $100 for the year ended July 31, 2010.  Ending cash and cash equivalents at July 31, 2011 was $13,652 compared to $404 at July 31, 2010.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

(b)

Results of Operations.

OPERATING EXPENSES

Operating expenses for the year ended July 31, 2011 were $383,566 compared to expenses of $392,679 for the year ended July 31, 2010.  The 2010 expenses were comprised management fees of $166,000, stock compensation costs of $123,908 comprised of deferred stock compensation costs, legal and accounting costs of $58,348 and general and administrative costs of $44,423. The 2011 expenses includes a write off of bad debt of $52,855, management fees paid to related parties of $205,200, consulting of $68,500, accounting and legal costs of $31,825 and $25,186 of general and administrative costs.

OTHER INCOME (EXPENSE)

Other income, net for the year ended July 31, 2011 was $76,843 compared to other expenses of $379,382 for the year ended July 31, 2010.  For the year ended July 31, 2011 there was a gain on settlement of debt of $115,561 and there was a gain of $493,454 on the sale of the majority owned shares of Interactive.  The change in derivative liabilities included in other income (expenses) for the year ended July 31, 2010 was a credit of $154,188 compared to an expense of $313,437 for the year ended July 31, 2011.  Interest expense for the years ended July 31, 2011 and 2010 is summarized as:

	July 31,
	2011	2010
Amortization of debenture note discounts	$163,514	$142,753
Debenture interest	9,610	14,530
Notes interest, related	23,369	28,637
Note and other interest	24,250	19,610
	$220,743	$205,350

(c)

Off-Balance sheet arrangements

During the fiscal year ended July 31, 2011, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of July 31, 2011 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) consider to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION.

On September 1, 2011, the Registrant entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the “Share Exchange Agreement”) with SurgLine, Inc., a Nevada corporation (“SurgLine”) and the shareholders of SurgLine.  Upon consummation of the transactions set forth in the Agreement (the “Closing”), the Registrant adopted the business plan of SurgLine.

Pursuant to the Agreement, we agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the “Share Exchange”) for the original issuance of an aggregate of 857,143 shares (the “Exchange Shares”) of the Registrant’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).  The Exchange Shares will be issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange.  Further in accordance with the Agreement, and following an amendment of the Registrant’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) equal to 70% of the issued and outstanding Common Stock of the Registrant.  Additionally, pursuant to the provisions of the Share Exchange Agreement, the Company issued 163,609,476 restricted shares of Common Stock to the SurgLine shareholders, in satisfaction of the anti-dilution provisions in the Share Exchange Agreement.  As a result of the Share Exchange, the Registrant issued a total of 3,981,163,909 shares of its common stock to the SurgLine shareholders and SurgLine became a wholly-owned subsidiary of the Registrant.

At the effective time of the Exchange, our board of directors and officers was reconstituted by the resignation of Henry Fong as President and Chief Executive Officer of the Registrant and the appointment of Thomas G. Toland as a member of the Registrant’s Board of Directors, President and Chief Executive Officer and Richard Dutch as Secretary and Chief Operating Officer of the Registrant

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)

Identification of directors and executive officers.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position
Henry Fong	76	President, Chief Executive Officer and Director
Richard W. Perkins	79	Director (Resigned October 3, 2011)
Barry S. Hollander	54	Chief Financial Officer
Thomas G. Toland	55	Chief Executive Officer, President and Director (effective September 1, 2011)
Richard Dutch	51	Chief Operating Officer and Secretary (effective September 1, 2011)

 (c)

Identification of significant employees.

Not applicable.

(d)

Identification of family relationships.

None.

(e)

Business experience.

Henry Fong.  Mr. Fong has been a director of the Company since March 2002 and from March 2002 through September 1, 2011(the date of the acquisition of SurgLine) was also the president and chief executive officer. Mr. Fong is the president and a director of Nuvo since its inception in April 2006.  Mr. Fong has been the Chief Executive Officer of Techs Loanstar, Inc., a publicly traded Company, since February 2010 when it merged with ZenZuu USA (“ZZUSA”).  Mr. Fong was the Chief Executive Officer of ZZUSA since its inception in June 2009 and the Chief Executive Officer of ZZPartners, Inc. from its inception (April 2008) through its merger with ZZUSA.  Mr. Fong has been the president and a director of Alumifuel Power Corporation (f/k/a Inhibiton Therapeutics) since its inception in May 2004.  Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc. (f/k/a Equitex, Inc.) a publicly traded alternative energy company, from its inception in 1983 to January 2007. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded financial services company, since June 2004.   Mr. Fong is currently the sole director, President and Chief Financial Officer of PB Capital International, Inc. (“PBIC”), a blank check shell company. PBIC is seeking to merge with a target company. PBIC filed a Form 10 registration statement which went effective in October 2009.  From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982.  Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

Richard W. Perkins.  Mr. Perkins has over 50 years experience in the investment business, has been President and Investment Manager for Perkins Capital Management since October 1984.  Perkins Capital Management is a registered investment advisor with significant experience in individual and institutional capital management including working directly with the public markets emphasizing the micro-cap sector.  Mr. Perkins is also a director of several public companies including: Synovis Life Technologies, Inc. since 1984, Nortech Systems, Inc. since 1993, and Vital Images, Inc. since 1985. Mr. Perkins resigned from the Board of Directors on October 3, 2011.

Barry S. Hollander.  Chief Financial Officer Mr. Hollander has been the CFO of the Registrant since 2002.  Simultaneously therewith, Mr. Hollander has served as the Chief Financial Officer of Techs Loanstar, Inc., a publicly traded Company, since February 2010 when it merged with ZZUSA.  Mr. Hollander was the Chief Financial Officer of ZZUSA since its inception in June 2009 and the Chief Financial Officer of ZZPartners, Inc. from its inception (April 2008) through its merger with ZZUSA.  Mr. Hollander has been the acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company with limited business operations, since January 2007.  From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor.  In 1999 California Pro merged with Imaginon, Inc.  Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

Thomas Toland, President and Chief Executive Officer. Mr. Toland became the President and Chief operating Officer of the Registrant effective with the acquisition of SurgLine. Mr. Toland has more than 30 years of healthcare management experience.  Mr. Toland has served as the Chief Executive Officer of SurgLine, Inc. since its inception in March 2011.  In 1983, Mr. Toland started his healthcare career with American Medical International until he resigned in 1986 and entered the accounting and financial management and business development positions with Summit Health Corporation, OrNda Health, and Tenet Healthcare.  In 2004, Mr. Toland founded Nationwide Pharmacy Management Group, and through 2009focused on the delivery of generic medications and prescription based medical foods to orthopedic surgeons, pain management physicians and primary treating physicians focused on delivering care to injured workers in the state of California. In 2001Mr. Toland formed Toland Healthcare Group (“THG”) and has been the CEO of THG, a healthcare management consulting company located in Newport Beach, California. THG provides hospitals, surgery centers, physicians, medical groups and independent physician associations with healthcare consulting services including negotiating contracts, business strategies, and new revenue opportunities. Mr. Toland is a graduate of the University of Southern California with a Bachelor of Arts in Accounting in 1980.

Richard Dutch, Chief Operating Officer. Mr. Dutch became the Chief Operating Officer of the Registrant effective with the acquisition of SurgLine. Mr. Dutch has served as the President, Chief Operating Officer and Secretary of SurgLine, Inc. since its inception in March 2011.  Prior thereto and from June 1985 to March 2011 over 24 years of senior level experience primarily in the healthcare industry.  From April 2005 through July 2011, Mr.Dutch was the President of Sterling Medical Products (“Sterling”) a privately held healthcare company.  At Sterling, Mr. Dutch was responsible for the success and growth of one of the fastest growing, national orthopedic suppliers in the medical industry. Primary responsibilities were productivity, operations, with specific focus on increasing gross profit, revenue and financial ratios in accordance with the company forecast and business plan. Duties also included strategic planning and maintaining the principles of Six Sigma to insure operational excellence and that all corporate objectives are met.

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

Director Independence

Our board of directors currently has two directors and has no standing sub-committees at this time due to the associated expenses and the small size of our board.  We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent.

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

(a)

General.

The following tables set forth all of the compensation awarded to, earned by or paid to:

In Table (1):  (i) each individual serving as our principal executive officer during the fiscal years ended July 31, 2011 and 2010; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended July 31, 2011 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

(c)

Summary compensation tables.

Table 1. Summary Compensation of Executive Officers

Name & Principal Position	Year	Salary (1)		Bonus	Restricted Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Henry Fong,	2011	$120,000		$-	-	-	$-	$-	$120,000
Chief Executive Officer	2010	$120,000		$-	-	20,000	$-	$-	$140,000
And President	2009	$120,000		-	-	-	-	-	$120,000

Barry Hollander	2011	$10,200		-	-	-	-	-	$10,200
Chief Financial	2010	$7,000		-	-	9,000	-	-	$16,000
Officer	2009	$15,375		-	-	-	-	-	$15,375

Thomas G. Toland	2011	$-		-	-	-	-	-	$-
Chief Executive Officer	2010	$-		-	-	-	-	-	$-
	2009	$-		-	-	-	-	-	$-

Richard Dutch	2011	$-	-	-	-	-	-	-	$-
Chief Operating Officer	2010	$-	-	-	-	-	-	-	$-
	2009	$-	-	-	-	-	-	-	$-

(1)

Based on an accrual of $10,000 per month. During the fiscal year ended July 31, 2011 Mr. Fong received cash compensation of $73,400 and also converted $75,665 to 25,000,000 shares of common stock at an average price of $0.003 per share.  Mr. Fong is owed $243,935 at July 31, 2011.

(2)

Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended July 31, 2011 and 2010, in accordance with SFAS 123(4) of stock option awards.  Assumptions used in calculating these amounts are included in Note 6 to our audited financial statements for the fiscal year ended July 31, 2011, which are included elsewhere in this report.

(e)

Narrative disclosure to summary compensation table.

There are no written agreements with respect to the employment of any of our executive officers.

In August 2007, the Board of Directors approved a bonus plan for Mr. Fong through which Mr. Fong is to be paid an annual bonus equal to 2.5% of the increase in market capitalization for the Company’s common stock.  There was no bonus accrued or paid for the fiscal years ended July 31, 2011 or 2010.

On August 10, 2009, the Board of Directors granted 2,000,000 options to purchase shares of common stock under our  2007 Stock Option Plan (the “2007 Plan”) to Mr. Fong and 900,000 options to purchase shares of common stock under the 2007 Plan to Mr. Hollander. The options granted have an exercise price of $0.01 per share (the market price of our common stock on the date of the grant) and expire August 10, 2019.  These options were valued using the Black-Scholes option pricing model and determined to have a value of $20,000 and $9,000 respectively for Mr. Fong and Mr. Hollander; which amounts are included as “Option Awards” in the Summary Compensation Table for the fiscal year ended July 31, 2010.

Beginning in July 2007, our board of directors authorized a management fee of $10,000 per month for Mr. Fong.  This amount is accrued and paid as cash flow permits.  As of July 31, 2009, Mr. Fong was owed $243,935 in accrued but unpaid management fees.

The Company currently does not have any full-time employees other than its officers. Subsequent to the Share Exchange Agreement, the Company has month-to-month arrangements whereby it pays as cash flow permits; Mr. Toland $10,000 a month for his services as Chief Executive Officer and President, Mr. Dutch $10,000 per month for his services as Chief Operating Officer and Mr. Hollander $10,000 per month for his services as Chief Financial Officer.

(f)

Outstanding equity awards at fiscal year end table.

The following table sets forth information regarding each unexercised option and non-vested stock award held by each of our named executive officers as of July 31, 2011.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry Fong	1,000,000	-	$0.07	11/27/2012
	2,000,000	-	$0.01	8/10/2019

Barry S. Hollander	500,000	-	$0.07	11/27/2012
	900,000	-	$0.01	8/10/2019

(d)

Securities authorized for issuance under equity compensation plans.

We have the following securities authorized for issuance under our equity compensation plans as of July 31, 2011.  This includes our 2002 Stock Option Plan, covering up to 1,000,000 shares of our common stock, our 2003 Stock Option Plan covering up to 2,500,000 shares of our common stock and our 2007 Stock Option Plan covering up to 18,000,000 shares of our common stock.

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

(k)

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

(b)

Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of November 7, 2011 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock (1)
Henry Fong 319 Clematis Street, Suite 703 West Palm Beach, FL 33401	65,062,774 (2)	1.2%

Barry Hollander 319 Clematis Street, Suite 703 West Palm Beach, Fl. 33401	9,009,121 (3)	0.2%

Abod Partners, LLC (5) 1499 Blake Street, Suite 10D Denver, Co. 80202	545,364,919	9.6%

Thomas G. Toland 1301 Dove Street Suite 800 Newport Beach, Ca. 92660	800,291,288	14.1%

Richard Dutch 1301 Dove Street Suite 800 Newport Beach, Ca. 92660	342,982,030	6.0%

MD Capital Advisers, Inc (6) 1301 Dove Street Suite 800 Newport Beach, Ca. 92660	1,074,676,912	19.0%

Core Winner Holdings Limited (7) 1301 Dove Street Suite 800 Newport Beach, Ca. 92660	1,074,676,912	19.0%

All Executive Officers and Directors as a Group (5 persons)	1,211,345,213 (4)	21.4%

__________

(1)

Based on 5,663,518,650 shares of our common stock were outstanding.

(2)

In addition to 1,692,591 shares of common stock, this includes: (i) 3,000,000 shares underlying options granted under our 2007 Stock Option Plan; (ii) 17,930,650 shares of common stock owned by Gulfstream Financial Partners, of which Mr. Fong is the managing partner; (iii) 40,000,000 shares of common stock held by HF Services, LLC., in which Mr. Fong is a managing member; (iv) 439,533 shares of common stock held by another corporation in which Mr. Fong is an 80% shareholder and (v) 1,000,000 shares owned by a dependent of Mr. Fong.

(3)

In addition to 1,609,121 shares of common stock held directly by Mr. Hollander, this includes: (i) 6,000,000 shares of restricted common stock owned by a limited liability company that Mr. Hollander is the managing partner and (ii)1,400,000 shares underlying options granted under our 2007 Stock Option Plan.

 (4)

Includes 7,400,000 shares underlying options granted under our 2007 Stock Option Plan.

(5)

Mr. Keith Mazer is the person with voting or dispositive powers with respect to the shares held by Abod Partners, LLC.

(6)

Mr. Derek Cahill is the person with voting or dispositive powers with respect to the shares held by MD Capital Advisors, Inc.

(7)

Mr. Eric Siu is the person with voting and dispositive powers with respect to the shares help by Core Winner Holdings Limited.

(c)

Changes in control.

On September 1, 2011, we entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the “Share Exchange Agreement”) with SurgLine, Inc., a Nevada corporation (“SurgLine”) and the shareholders of SurgLine.

Pursuant to the Agreement, we agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the “Share Exchange”) for the original issuance of an aggregate of 857,143 shares (the “Exchange Shares”) of the Registrant’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).  The Exchange Shares will be issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange.  Further in accordance with the Agreement, and following an amendment of the Registrant’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) equal to 70% of the issued and outstanding Common Stock of the Registrant.  Additionally, pursuant to the provisions of the Share Exchange Agreement, the Company issued 163,609,476 restricted shares of Common Stock to the SurgLine shareholders, in satisfaction of the anti-dilution provisions in the Share Exchange Agreement.  As a result of the Share Exchange, the Registrant issued a total of 3,981,163,909 shares of its common stock to the SurgLine shareholders and SurgLine became a wholly-owned subsidiary of the Registrant.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)

Transactions with related persons.

During the fiscal year ended July 31, 2011, we issued promissory notes totaling $3,000 to Henry Fong, a director.  As of July 31, 2011 we owe Mr. Fong a principal balance of $8,500 with accrued interest of $1,368 at July 31, 2011.  The remaining balance outstanding carries an interest rate of 10% and is due on demand.

During the fiscal year ended July 31, 2011 we issued promissory notes totaling $15,200 to corporations controlled by Mr. Fong and repaid $38,760 of notes owed corporations controlled by Mr. Fong. During the fiscal year ended July 31, 2010 we issued promissory notes totaling $29,450 to corporations controlled by Mr. Fong and repaid $7,550 of notes owed Mr. Fong. As of July 31, 2011, we owed the corporations $32,281 in principal and accrued interest of $3,107.  The remaining balances on these notes carry an interest rate of 10% and are due on demand.

We previously issued a promissory note with a stated interest rate of 8% per annum in the amount of $17,500, to Richard Perkins, a former director of the Company. This amount remains outstanding at July 31, 2011 as well as accrued and unpaid interest of $3,202. The note is due on demand and at the option of the lender, the principal and any accrued and unpaid interest may be converted to shares of common stock of the Company at $0.01 per share. In addition we owe a limited partnership controlled by Mr. Perkins  in the form of a convertible promissory note $125,000 as of July 31, 2011 as well as accrued and unpaid interest of $50,514.  The note may be converted at a fifteen percent (15%) discount to the price of any offering the Company does that raises a minimum of $500,000. This note was initially due December 31. 2010 and has been extended to December 31, 2011.  There were no additional loans or loan repayments involving these entities during the year ended July 31, 2011.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

R.R. Hawkins & Associates International a PC (f/ka/ Hawkins Accounting, Inc.) served as our certifying accountant for the fiscal years ended July 31, 2011 and 2010.

Audit Fees

Fees for audit services billed for the fiscal year ended July 31, 2011 and 2010 were $31,500 and $31,500 respectively and consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregated fees billed in the fiscal years ended July 31, 2011 and 2010 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed in the fiscal year ended July 31, 2011 and 2010 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed in the fiscal year ended July 31, 2011 and 2010 for any other service provided by R.R. Hawkins accounting.

ITEM 15.

EXHIBITS

Exhibits

2.1	Agreement and Plan of Reorganization by and between the Company and Nuvo Solar Energy, Inc. dated April 23, 2007. (incorporated by reference to Company’s Form 8-K filed on May 1, 2007)
2.2

Amendment No. 1 to Agreement and Plan of Reorganization by and between the Company and Nuvo Solar Energy, Inc. dated July 25, 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)

2.3

Articles of Exchange relating to the share exchange by and between Interactive Games, Inc. and Nuvo Solar Energy, Inc. as filed with the Nevada Secretary of State on July 25, 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)

2.4

Statement of Share Exchange relating to the share exchange by and between Interactive Games, Inc. and Nuvo Solar Energy, Inc. as filed with the Colorado Secretary of State on July 25, 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)

22.5

Amended Agreement Concerning the Exchange of Securities by and among the Registrant and SurgLine, Inc. dated September 1, 2011. (incorporated by reference to Company’s Form 8-k filed on September 8, 2011)

3.1	Amended and Restated Articles of Incorporation of Interactive Games, Inc. (incorporated by reference to Company’s Form 8-K filed on July 5, 2007).
3.2	Amended and Restated Bylaws of Interactive Games, Inc. (incorporated by reference to Company’s Form 8-K filed on July 5, 2007).
3.3	Amended and Restated Articles of Incorporation of China Nuvo Solar Energy, Inc. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
3.4	Certificate of Designation of Series A Preferred Stock. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
4.1	Amended and Restated Certificate of Designation Series A Preferred Stock of China Nuvo Solar Energy, Inc. (incorporated by reference to Company’s Form 8-K filed on July 1, 2011)
34.2	Amended and Restated Articles of Incorporation of China Nuvo Solar Energy, Inc. (incorporated by reference to Company’s Form 8-K filed on September 8, 2011).
4.3	Form of promissory note made by the Company in favor of certain investors in July 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
44.4	Form of warrant issued by the Company to certain investors on July 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
44.5	Amended and Restated Certificate of Designation Series B Preferred Stock of China Nuvo Solar Energy, Inc. (incorporated by reference to Company’s Form 8-k filed on September 8, 2011)
10.1	Agreement between the Company and Photovoltiacs.com, Inc. dated June 9, 2006, as amended. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
14.1	Code of Ethics. (filed herewith)
21.1	List of Subsidiaries. (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NUVO SOLAR ENERGY, INC.
(Registrant)

Date: November 14, 2011	By: /s/ Thomas G Toland
Thomas G Toland
Principal Executive Officer

By: /s/ Barry S. Hollander
Barry S. Hollander
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2011	/s/ Henry Fong
Henry Fong
Director

Date: November 14, 2011	/s/ Thomas G. Toland
Thomas G Toland
Director

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

A DEVELOPMENT STAGE COMPANY

FOR THE YEARS ENDED JULY 31, 2011 AND 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated financial statements:

Consolidated balance sheet	F-3

Consolidated statements of operations	F-4

Consolidated statement of changes in stockholders' deficit	F-5

Consolidated statements of cash flows	F-6 – F-7

Notes to consolidated financial statements	F-8 – F23

Board of Directors

China Nuvo Solar Energy, Inc. and subsidiary

West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of China Nuvo Solar Energy, Inc. as of July 31, 2011 and 2010, stockholders’ equity for the years ending July 31, 2011 and 2010, the related statements of operations and cash flows for the years ending July 31, 2011 and 2010 and from April 16, 2006 (date of inception) through July 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Nuvo Solar Energy, Inc. as of July 31, 2011 and 2010, stockholders’ equity for the years ending July 31 2011 and 2010, the related statements of operations and cash flows for the years ending July 31, 2011 and 2010 and from April 16, 2006 (date of inception) through July 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, a PC

November 14, 2011

Los Angeles, CA

11301 W. Olympic Blvd. # 714

Los Angeles, CA 90064

T: 310.553.5707  F: 310.553.5337

www.rrhawkins.com

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY
(A Development Stage Company) Consolidated Balance Sheets

Assets
	July 31, 2011	July 31, 2010
		(Restated)
Current Assets
Cash	$13,652	$404
Notes and interest receivable, other	36,276	36,276

Total current assets	49,928	36,680

Debt issuance costs	7,919	12,464

Total assets	$57,847	$49,144

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities, related parties	$377,514	$970,170
Accounts payable and accrued expenses	217,598	259,145
Convertible debentures payable, net	207,678	-
Derivative liability convertible debentures	475,789	206,590
Notes payable	183,259	211,559
Notes payable, related parties	233,281	317,231

Total current liabilities	1,695,119	1,964,695

Long-term liabilities:
Convertible debentures payable, net	-	173,644

Total liabilities	1,695,119	2,138,339

Shareholders’ deficit:
Preferred stock, 25,000,000 shares authorized
Series A, 1,000,000 shares authorized; stated value $1.00 per share; 224,473 (2011) and 314,172 shares (2010) issued and outstanding	224,473	314,172
Series B, par value $0.001, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 6,475,000,000 shares authorized; 802,575,609 (2011) and 375,558,301 (2010) issued and outstanding	802,575	375,558
Minority interest	-	(140,724)
Additional paid-in capital	10,585,265	10,304,662
Retained earnings	(13,249,585)	(12,942,862)

Total shareholders' deficit	(1,637,272)	(2,089,195)

Total liabilities and shareholders' deficit	$57,847	$49,144

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Operations
For the Year Ended July 31, 2011 and 2010

			From Inception
	July 31,	July 31,	April 16, 2006-
	2011	2010	July 31, 2011
Revenues:
Revenues	$-	$-	$9,766
Cost of revenues	-	-	-

Gross profit	-	-	9,766

Operating costs and expenses:
Selling, general and administrative	-	-	-
Bonus, related party	-	-	275,561
Consulting fees	68,500	-	400,359
Management and consulting fees, related parties	205,200	166,000	916,200
Salaries including stock compensation cost	-	123,908	853,626
Legal and accounting	31,825	58,348	271,245
Bad debt write off	52,855	-	52,855
Other	25,186	44,423	375,905

Total operating costs and expenses	383,566	392,679	3,145,751

Operating loss	(383,566)	(392,679)	(3,135,985)

Other income (expenses)
Interest expense, related parties	(23,369)	(28,638)	(115,412)
Interest expense, other	(197,374)	(176,712)	(1,037,149)
Interest income, related parties	-	147	4,780
Minority interest	2,007	5,036	142,731
Write off intellectual property	-	(333,403)	(333,403)
Loss on investment in subsidiary	-	-	(9,483,293)
Fair value adjustment of derivative liabilities	(313,437)	154,188	99,131
Gain on debt settlement	115,561	-	115,561
Gain on sale of subsidiary	493,454	-	493,454
Total other income (expenses)	76,843	(379,382)	(10,133,600)

Net income (loss)	$(306,723)	$(772,061)	$(13,249,585)

Basic and diluted net income (loss)
per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common
shares outstanding	482,778,407	326,246,395

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY
(A Development Stage Company) Consolidated Statement of Changes in Shareholders’ Deficit

	Common stock		Additional paid-in capital	Deferred compensation	Minority interest	Preferred stock	Accumulated (deficit) equity	Total stockholders' deficit
	Shares	Amount

Balance at April 13, 2006 Inception Date	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Net loss April 13, 2006 thru July 31, 2006	-	-	-	-	-	-	(22,264)	(22,264)
July 2006 through July 31, 2007	133,333,255	133,333	554,167	-	-	-	-	687,500
Reverse acquisition of Nuvo Solar Energy, Inc.	60,219,207	60,219	7,403,890	-	-	535,891	-	8,000,000
Net loss	-	-	-	-	-	-	(10,051,258)	(10,051,258)
Balances, July 31, 2007	193,552,462	193,552	7,958,057	-	-	535,891	(10,073,522)	(1,386,022)
Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448	-	-	-	-	326,922
Sale of subsidiary common stock	-	-	50,000	-	-	-	-	50,000
Issuance of shares for services	1,650,000	1,650	350,850	(235,000)	-	-	-	117,500
Amortization of deferred compensation	-	-		101,667	-	-	-	101,667
Issuance of options and warrants	-	-	328,375	-	-	-	-	328,375
Issuance of shares pursuant to conversion of notes and interest payable	1,000,000	1,000	99,000	-	-	-	-	100,000
Issuance of shares of subsidiary common stock for notes and interest payable, related parties	-	-	300,023	-	(61,286)	-	-	238,737
Issuance of shares for purchased technology	2,000,000	2,000	148,000	-	-	-	-	150,000
Net loss	-	-		-	-	-	(1,310,229)	(1,310,229)
Balances, July 31, 2008	204,676,437	204,676	9,554,753	(133,333)	(61,286)	535,891	(11,383,751)	(1,283,050)
Issuance of shares upon conversion of subordinated debentures	41,904,256	41,904	142,732	-	-	-	-	184,636
Issuance of shares upon conversion of notes payable, related and accrued interest payable, related	15,385,470	15,385	61,119	-	-	-	-	76,504
Amortization of deferred compensation	-	-	-	133,333	-	-	-	133,333
Issuance of shares pursuant to conversion of accounts payable	1,287,692	1,288	6,087	-	-	-	-	7,375
Issuance of common stock upon mandatory conversion of preferred stock	21,697,324	21,697	76,953	-	-	(98,650)	-	0
Minority interest	-	-	-	-	(74,402)	-	-	(74,402)
Net loss	-	-	-	-	-	-	(787,050)	(787,050)
Balances, July 31, 2009	284,951,179	284,951	9,841,644	-	(135,688)	437,241	(12,170,801)	(1,742,653)
Issuance of shares upon conversion of subordinated debentures	34,666,667	34,667	295,889	-	-	-	-	330,556
Warrants issued for services	-	-	100,000	-	-	-	-	100,000
Issuance of common stock upon mandatory conversion of preferred stock	55,940,455	55,940	67,129	-	-	(123,069)	-	0
Minority interest	-	-		-	(5,036)	-	-	(5,036)
Net loss	-	-		-	-	-	(772,061)	(772,061)
Balances July 31, 2010	375,558,301	375,558	10,304,662	-	(140,724)	314,172	(12,942,862)	(2,089,194)
Minority interest	-	-	-	-	(2,007)	-	-	(2,007)
Issuance of shares upon conversion of subordinated debentures and accrued interest	0	0	0	-	-	-	-	137,742
Issuance of common stock upon conversion of notes payable	34,500,000	34,500	(1,200)	-	-	-	-	33,300
Issuance of common stock upon conversion of notes payable, related	22,000,000	22,000	10,955	-	-	-	-	32,955
Issuance of common stock upon conversion of accounts payable and accrued expenses, related parties	53,000,000	53,000	61,165	-	-	-	-	114,165
Issuance of common stock upon conversion of accounts payable and accrued expenses	13,266,666	13,267	6,633	-	-	-	-	19,900
Amortization of redeemed subordinated debentures	-	-	238,168	-	-	-	-	238,168
Issuance of common stock upon conversion of Series A preferred stock	203,299,448	203,299	46,400	-	-	(249,699)	-	-
Issuance of preferred stock upon conversion of bonus payable, related	-	-	-	-	-	160,000	-	160,000
Issuance of common stock for services	10,000,000	10,000	30,000	-	-	-	-	40,000
Sale of subsidiary	-	-	(158,309)	-	142,731	-	-	(15,578)
Net loss	-	-	-	-	-	-	(306,723)	(306,723)
Balances July 31, 2011	802,575,609	$803,575	$10,585,264	$ -	$ -	$224,473	$(13,249,585)	$(1,637,273)

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Year Ended July 31, 2011 and 2010

			From Inception
	July 31,	July 31,	April 16, 2006-
	2011	2010	July 31, 2011
Cash flows from operating activities:
Net income (loss)	$(306,723)	$(772,061)	$(13,249,586)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Gain on debt settlement	(115,561)	-	(115,561)
Impairment of goodwill	-	-	9,483,293
Loss on impairment	-	333,403	333,403
Increase (decrease) in derivative liability	313,437	(154,188)	(99,131)
Change in minority interest	(2,007)	(5,036)	(142,731)
Bad debt write off	52,855	-	52,855
Gain on sale of minority interest	(493,454)	-	(493,454)
Amortization of discount on debentures payable	141,464	119,740	759,958
Amortization of debt issuance costs	22,045	22,832	120,355
Common stock and warrant based compensation	40,000	123,908	893,626
Depreciation	-	2,336	5,478
Amortization of intellectual property	-	26,332	106,498
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	-	-	-
(Increase) in notes and interest receivable	-	-	(4,632)
Increase in accounts payable and accrued expenses	(75,388)	39,956	142,411
Increase in amounts due to related parties	263,640	154,528	540,810
Net cash used in operating activities	(159,692)	(108,250)	(1,666,408)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(293,401)
Cash acquired in reverse transactions	-	-	33,074
Net cash used in investing activities	-	-	(260,327)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	766,985
Proceeds from issuance of related party notes payable	18,200	79,485	389,200
Proceeds from debentures payable	206,000	-	711,000
Proceeds from sale of subsidiary common stock	-	-	69,848
Proceeds from payments received on notes receivable, related parties	-	-	-
Placement fees paid	(17,500)	-	102,155
Proceeds from advances and loans	5,000	37,900	381,376
Payment of related party notes payable	(38,760)	(7,550)	(235,028)
Payment to related party for notes receivable	-	-	(24,785)
Payment of notes payable	-	(1,485)	(220,354)
Increase in bank overdraft	-	-	(9)
Net cash provided by financing activities	172,940	108,350	1,940,388

Net increase (decrease) in cash and cash equivalents	13,248	100	13,652
Cash and cash equivalents, beginning of period	404	304	-

Cash and cash equivalents, end of period	$13,652	$404	$13,652

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Cash Flows (Continued)

			From Inception
	July 31,	July 31,	April 16, 2006-
	2011	2010	July 31, 2011
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$7,066	$1,880	$107,286
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable, subordinated debentures and interest	$338,062	$119,000	$3,590,117
Fair value of preferred shares issued for related party bonus payable	$160,000	$-	$160,000
Fair value of options and shares issued for services	$40,000	$-	$40,000
Fair value of subsidiary common stock issued for notes and interest payable	$-	$-	$300,023
Common stock issued in connection with merger	$-	$-	$133,333

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

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

On September 1, 2011 the Company completed the acquisition of 100% of the common stock of SurgLine, Inc. ("SurgLine"). Pursuant to the terms of the Share Exchange Agreement (see subsequent event footnote #10) SurgLine will become a wholly owned subsidiary of China Nuvo.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

1.

Organization, basis of presentation and summary of significant accounting policies:

(continued)

Pursuant to the Agreement, we agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the “Share Exchange”) for the original issuance of an aggregate of 857,143 shares (the “Exchange Shares”) of the Registrant’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange. Further in accordance with the Agreement, and following an amendment of the Registrant’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 restricted shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) equal to 70% of the issued and outstanding Common Stock of the Registrant. Additionally, pursuant to the provisions of the Share Exchange Agreement, the Company issued 163,609,476 restricted shares of Common Stock to the SurgLine shareholders, in satisfaction of the anti dilution provisions in the Share Exchange Agreement. As a result of the Share Exchange, the Registrant issued a total of 3,981,163,909 shares of its common stock to the SurgLine shareholders and SurgLine became a wholly-owned subsidiary of the Registrant.

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,645,000 at July 31, 2011. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future. The debt financing may include loans from our officers and directors. Although our balance sheet includes current liabilities of approximately $1,695,000, a portion of this amount are in the form of a derivative liability of $475,789 and convertible notes of $300,000 (of which $125,000 is a related party). These amounts, plus other related party loans of approximately $116,000 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations. Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company.

As part of our initial planned operations, our main focus was to be the development of a viable manufacturing process for our technology. As discussed in Footnote 8, we initially planned that our arrangement with PMI would provide us with the facilities and expertise in China necessary to develop a pilot manufacturing process and eventually, a full manufacturing facility assuming the pilot process is successful. Since this has not been successful we are continuing to develop our business plan. We do not intend to enter into any additional direct development of our technology. Rather, we plan to become an incubator of the solar technology we currently own and technology that we may acquire in the future. We currently do not have any agreements to acquire any additional technology. In order to acquire additional technology we would either have to raise additional money through equity or debt financing or in the alternative issue shares of our common stock. We intend to study the feasibility of sub-licensing or entering into other types of agreements with third parties, whereby the third party will compensate us by paying a license fee and subsequent royalties. The compensation may be in the form of cash or in the licensee’s common stock. Through our established relationships we plan to focus on the identification, acquisition and potential license or resale of renewable and alternative energy technologies. If we conclude that we are not able to acquire any additional technology, we may decide to longer be in the solar technology sector and may seek to merge with another entity in another industry.

On September 1, 2011 the Company completed the acquisition of 100% of the common stock of SurgLine, Inc. ("SurgLine"). Pursuant to the terms of the Share Exchange Agreement (see subsequent event footnote #8) SurgLine will become a wholly owned subsidiary of China Nuvo. We will require additional capital for general corporate working capital to fund our day-to-day operations and costs associated with being a publicly-traded company. We presently believe the source of funds will primarily consist of debt financing, which may include debt instruments that may include loans from our officers or directors, or the sale of our equity securities in private placements or other equity offerings or instruments.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

1.

Organization, basis of presentation and summary of significant accounting policies: (continued)

Basis of presentation

The consolidated financial statements for the year ending July 31, 2011 and 2010 include the accounts of the Company and our wholly owned subsidiary Nuvo. All of the intercompany accounts have been eliminated in consolidation. Certain reclassifications to amounts reported in the July 31, 2010 consolidated financial statements have been made to conform to the July 31, 2011 presentation. On April 29, 2011 we sold the shares we owned of our majority owned subsidiary Interactive Entertainment Group, Inc, (f/k/a/ Interactive Games, Inc.) a Florida Corporation (“IGAM”).

Significant accounting policies:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Intellectual Property

The Company records intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) Number 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets deemed to have indefinite lives are not subject to annual amortization. Intangible assets which have finite lives are amortized on a straight line basis over their remaining useful life; they are also subject to annual impairment reviews. Upon the review as of July 31, 2010, the Company determined that their Intellectual Property has been permanently impaired and accordingly has expenses a total of $333,403 for the year ended July 31, 2010, included in other expenses.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

1.

Organization, basis of presentation and summary of significant accounting policies: (continued)

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company granted options to purchase 10,000,000 shares of common stock, of which 9,800,000 were granted to Directors and Officers. The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019. The options were valued at $100,000 based upon the Black-Scholes option pricing model. The options were fully vested at the date of the grant and therefore the Company included $100,000 of stock based compensation for the year ended July 31, 2010. There are 18,225,000 stock options and warrants outstanding at July 31, 2011.

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

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at July 31, 2011 and 2010 were 357,696,527 and 394,846,418, respectively, are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

1.

Organization, basis of presentation and summary of significant accounting policies: (continued)

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

Recent accounting pronouncements

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events hrough the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

1.

Organization, basis of presentation and summary of significant accounting policies: (continued)

Recent accounting pronouncements (continued)

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

2.

Accrued liabilities, related parties:

Accrued liabilities, related parties at July 31, 2011 and 2010 are as follows:

	2011	2010

Officer bonus	$-	$275,561
Management fees	313,029	633,650
Accrued interest	63,034	60,959
Affiliated Companies	1,450	-

	$377,514	$970,170

3.

Convertible debentures payable:

On October 21, 2007 the Board of Director of the Company authorized the sale of up to $700,000 of 6% unsecured convertible debentures (the “2007 Debentures”).  During the year ended July 31, 2008, the Company executed a Securities Purchase Agreement with various accredited investors, whereby the Company sold in the aggregate $505,000 of the 2007 Debentures.  We received net proceeds of $429,350 after $75,650 of debt issuance costs (included in the accompanying balance sheet), paid to Divine Capital Markets, LLC, who acted as our placement agent.  The debt issuance costs will be amortized as debt issuance costs over the three year term of the 2007 Debentures.  The fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures.  The change in the fair value of the liability will be credited or (charged) to other income or (expense) in the consolidated statement of operations.  The beneficial conversion feature included in the 2007 Debentures resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $219,878.  Based on the revaluation of the 2007 Debentures at July 31, 2011, the Company recorded an expense of $63,559 and increased the derivative liability on the balance sheet by $63,559, resulting in a derivative liability balance of $222,456 for the 2007 debentures as of July 31, 2011.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

3.

Convertible debentures payable: (continued)

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

The Company determined that the conversion feature of the 2007 Debentures represents an embedded derivative since the 2007 Debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible Debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2007 Debentures. Such discount will be accreted from the date of issuance to the maturity date of the 2007 Debentures. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations. The $505,000 face amount of the 2007 Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2007 Debenture resulted in an initial debt discount of $505,000 and an initial loss on the valuation of derivative liabilities of $210,878. Based on the revaluation of the 2007 Debentures at July 31, 2011, the Company recorded an expense of $63,559 and increased the derivative liability on the balance sheet by $63,559 for the year ended July 31, 2011.

The Company issued 1,500,000 shares of its common stock to Divine and/or its designees as consideration for its services as the placement agent in connection with the financing transaction described above.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

3.

Convertible debentures payable: (continued)

2010-2011 Convertible Notes

During the year ended July 31, 2011, the Company entered into eight separate note agreements with institutional investors for the issuance of eight convertible promissory notes in, for a total at July 31, 2011 of $206,000 in principal outstanding (together, the “2010-2011 Convertible Notes”).

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

The Company may at its option prepay the 2010-2011 Convertible Notes in full during the first ninety days following their issuance in an amount equal to 150% of the outstanding principal and interest, and during the 91st to 180th days following the Notes in an amount equal to 175% of the outstanding principal and interest.  Further terms call for the Company to maintain shares reserved for issuance as stated in the 2010-2011 Convertible Notes.

We received net proceeds from the 2010-2011 Convertible Notes of $188,500 after debt issuance costs of $17,500 paid for lender legal fees.  These debt issuance costs will be amortized over the terms of the 2010-2011 Convertible Notes or such shorter period as the 2010-2011 Convertible Notes may be outstanding.  Accordingly, as the 2010-2011 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of July 31, 2011, $9,583 of these costs had been expensed as debt issuance costs.

We have determined that the conversion feature of the 2010-2011 Convertible Notes represents an embedded derivative since the 2010-2011 Convertible Notes are convertible into a variable number of shares upon conversion. Accordingly, the convertible 2010-2011 Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2010-2011 Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the 2010-2011 Convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $206,000 face amount of the 2010-2011 Convertible Notes were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2010-2011 Convertible Notes resulted in an initial debt discount of $193,931 and an initial loss on the valuation of derivative liabilities of $186,659 for a derivative liability balance of $380,590 at issuance.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

3.

Convertible debentures payable: (continued)

The fair value of the 2010-2011 Convertible Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
12/3/2010	$32,931	9 months	$0.00136	$0.0024	141%	4.72%
1/7/2011	$70,000	9 months	$0.0008	$0.0024	251%	4.72%
2/22/11	$75,000	9 months	$0.001	$0.0041	158%	4.72%
3/12/11	$33,333	9 months	$0.0015	$0.0037	156%	4.72%
3/29/11	$65,446	9 months	$0.00128	$0.0041	156%	4.72%
5/16/11	$40,000	9 months	$0.002	$0.0055	156%	4.72%
7/22/11	$16,260	9 months	$0.00123	$0.0023	186%	4.72%
7/29/11	$47,619	9 months	$0.00105	$0.0023	185%	4.72%

At July 31, 2011, the Company revalued the derivative liability balance of the remaining outstanding 2010-2011 Convertible Notes.  Therefore, for the period from their issuance to July 31, 2011, the Company has recorded an expense and increased the previously recorded liabilities by $63,220 resulting in a derivative liability balance of $253,333 at July 31, 2011.

The fair value of the 2010-2011 Convertible Notes was calculated at July 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$393,999	9 months	$0.00105	184%	4.72%

The following table summarizes the balance sheet amounts as of July 31, 2011, as well as the amounts included in the consolidated statement of operations for the year ended July 31, 2011.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$-	$222,456	$158,500	$-
2010-2011	7,919	253,333	133,000	83,822
	$7,919	$475,789	$291,500	$83,822

Operating Statement

Debentures	Debt issuance costs (interest expense)	Fair value adjustment of derivative liability

2007	$12,462	$63,559
2010-2011	9,583	249,878
	$22,045	$313,437

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

4.

Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at July 31, 2011 and 2010 consist of the following:

	2011	2010

Notes payable	$183,259	$211,559
Notes payable, related parties [A]	233,281	317,231
Convertible debentures, net of discount of $83,822 (2011) and $31,356 (2010)	207,678	173,644
	$624,218	$702,434

Less current portion	624,218	528,790

Long-term debt, net of current portion	$-	$173,644

[A]

The following table summarizes the activity of notes payable, related parties for the year ended July 31, 2011:

Balance, August 1, 2010	$317,231
Issuance of new notes	18,200
Repayment of notes Notes converted to common stock Notes of minority owned interest sold	(38,760) (32,955) (30,435)
Balance July 31, 2011	$233,281

5.

Stockholders’ deficit:

Preferred Stock

On November 30, 2010, the Company filed a Certificate of Amendment to Certificate of Designations for its Series A Preferred Stock whereby the Company and the holders of the Series A Preferred stock agreed to extend the Mandatory Conversion date for the Series A Preferred Stock to November 30, 2013.  Additionally, the holders of the Series A Preferred were granted voting rights, whereby the shares of preferred stock held are eligible to vote on an as if converted basis pursuant to the conversion terms in the Certificate of Designation of Designation of Series A Preferred Stock on matters presented for a vote by the Company's stockholders. Effective on November 30, 2010, the Company issued upon the conversion of $275,541 in debt payable to the Company's Chief Executive Officer, 160,000 shares of its Series A Preferred Stock. As of July 31, 2011 there are 224,473 shares of Series A Preferred stock outstanding.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

5.

Stockholders’ deficit: (continued)

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

Shares issued for conversion of subordinated debentures and accrued interest

On December 9, 2010 the Company issued 11,442,360 shares of common stock upon the conversion of $12,500 of debentures and $5,522 of unpaid interest on the debentures. The shares were issued at approximately $0.001575 per share.

From May 1, 2011 through July 31, 2011 the Company issued 79,508,834shares of common stock upon the conversion of $107,000 of debentures and $12,720 of unpaid interest on the debentures.  The shares were issued at an average conversion price of $0.001485 per share.

Shares issued for conversion of series A Preferred Stock

On February 2, 2011, the Company issued 18,390,805 shares of common stock upon the conversion of 20,000 shares of Series A Preferred Stock.  Pursuant to the Certificate of Designation of the Preferred Stock, as amended the shares were issued at approximately $0.001087 per share.

On February 14, 2011 the Company issued 36,936,879 shares of common stock upon the conversion of 39,938 shares of Series A Preferred stock.  Pursuant to the Certificate of Designation of the Preferred Stock, as amended, the shares were issued at approximately $0.001081 per share.

On April 1, 2011 the Company issued 10,949,427 shares of common stock upon the conversion of 28,651 shares of Series A Preferred Stock. Pursuant to the Certificate of Designation of the Preferred Stock, as amended, the shares were issued at approximately $0.001337 per share.

From May 1, 2011 through July 31, 2011 the Company issued 137,022,337 shares of common stock upon the conversion of $161,110 shares of Series A Preferred Stock.  Pursuant to the Certificate of Designation of the Preferred Stock, as amended, the shares were issued at approximately $0.00175 per share.

Issuances of shares of common stock to affiliated parties

On February 14, 2011 the Company issued 22,000,000 shares of common stock upon the conversion of $32,955 of notes payable.  The shares were issued at an average price of approximately $0.0015 per share.

On March 31, 2011 and April 18, 2011 the Company issued a total of 25,000,000 shares of restricted common stock to an officer and director of the Company in satisfaction of $76,665 of amounts owed.  The shares were issued at an average price of approximately $.003 per share.

On July 6, 2011 the Company issued 28,000,000 shares of restricted common stock to a former officer of the Company in satisfaction of $38,500 of amounts owed.  The shares were issued at an approximately $.001375 per share.

Other issuance of shares of common stock

From December 21, 2010 to January 7, 2011 the Company issued 34,500,000 shares of common stock upon the conversion of $33,300 of notes payable.  The shares were issued at an average price of approximately $0.00096 per share.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

5.

Stockholders’ deficit: (continued)

On February 14, 2011, the Company issued 13,266,666 shares of common stock pursuant to Debt Settlement and Release Agreements in exchange for the cancellation of $19,900 of notes and accrued liabilities.  The shares were issued at $0.0015, the price of the common stock on the date the parties had agreed to the settlements.

On April 11, 2011 the Company issued 10,000,000 shares to a consultant.  The Company valued the shares at $.004, (the price of the common stock on the date of the agreement) and recorded an expense of $40,000 for the year ended July 31, 2011.

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 stock Option Plan and 300,000 under the 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the Company’s common stock. On August 10, 2009 the Company granted options to purchase 10,000,000 shares of the Company’s common stock under the 2007 Plan. The options have an exercise price of $0.01 (the market price of the common stock on the date of the grant) and expire in August 2019.  The options were valued at $100,000 based upon the Black-Scholes option pricing model. As of July 31, 2011 there were options to purchase 16,500,000 shares of the Company’s common stock outstanding under the 2007 Stock Option Plan. Additionally, the Company has warrants outstanding to purchase 1,000,000 shares of common stock

A summary of the activity of the Company’s outstanding options and warrants during the teo years ended July 31, 2011 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding August 1, 2009	13,037,107	$0.09
Granted	10,000,000	0.01
Exercised	-	-
Expired	4,812,107	0.10
Outstanding, August 1, 2010	18,225,000	$0.04
Granted	-	-
Exercised	-	-
Expired	725,000	0.08
Outstanding and exercisable at
July 31, 2011	17,500,000	$0.04

Range of exercise prices	Warrants outstanding and exercisable	Weighted average Remaining contractual life	Weighted average exercise price

$.01	10,000,000	4.59	$0.01
0.07	6,500,000	2.35	0.07
0.12	1,000,000	0.02	0.12

The weighted average remaining contractual life of the terms of the warrants and options is 6.9 years.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

5.

Stockholders’ deficit: (continued)

The fair value of options granted during the year ended July 31, 2010 to purchase our common stock were estimated on the date of the grant using the Black-Scholes Option Pricing Model with the following assumptions:

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

Utilizing this guidance we have classified the noncontrolling interest in IGAM in stockholders’ equity on our Consolidated Balance Sheets on a retrospective basis. In addition, consolidated net loss has been adjusted to include the net loss attributed to the noncontrolling interest in IGAM, through April 29, 2011, the date we sold the stock we owned to a third party. The company recognized a gain on the sale of $493,454.

6.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

6.

Agreements: (continued)

On November 27, 2007, we executed a Collaboration and Development Agreement (the “Collaboration Agreement”) with Pioneer Materials, Inc. (“PMI”) of Torrance, California. Under the terms of the Agreement, PMI was to build, equip, operate and manage, for our benefit, a product development, testing and prototype manufacturing facility in PMI’s Chengdu, Sichuan, China facility located in Chengdu’s West High Tech development zone.  The agreement with PMI has the objective to develop, test and manufacture prototypes of solar energy products using our licensed technology based on an invention titled “Photovoltaic cell with integral light transmitting waveguide in a ceramic sleeve”.  In May of 2008, the Chengdu region of China experienced a catastrophic earthquake.  As a result of this earthquake and the after effects including significant problems with the delivery of electricity, PMI suspended their development work for a significant period of time.  We are no longer continuing to work with PMI under the Collaboration Agreement, as there has been no progress on product development. We have discontinued the monthly payments, as PMI has not been able to continue its development work and accordingly the Company does not anticipate that there will be any future compensation to PMI.

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

.

7.

Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of July 31, 2011, are as follows:

Deferred tax assets:
Net operating loss carryforward	$	$ 336,000
Less valuation allowance		(336,000)
Total net deferred tax assets		$-

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

The federal statutory tax rate reconciled to the effective tax rate during the year ended July 31, 2011 and 2010, respectively, is as follows:

	2011	2010

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

8. Subsequent events

Share Exchange Transaction with SurgLine, Inc.

On September 1, 2011, the Company entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the “Share Exchange Agreement”) with SurgLine, Inc., a Nevada corporation (“SurgLine”) and the shareholders of SurgLine.  Upon consummation of the transactions set forth in the Agreement (the “Closing”), the Company adopted the business plan of SurgLine.

Pursuant to the Agreement, the Company agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the “Share Exchange”) for the original issuance of an aggregate of 857,143 shares (the “Exchange Shares”) of the Registrant’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).  The Exchange Shares will be issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange.  Further in accordance with the Agreement, and upon the effectiveness of the increase in the authorized shares of capital stock of the Company following an amendment of the Company’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) equal to 70% of the issued and outstanding Common Stock of the Company.  Additionally, pursuant to the provisions of the Share Exchange Agreement, the Company issued 163,609,476 restricted shares of Common Stock to the SurgLine shareholders, in satisfaction of the anti-dilution provisions in the Share Exchange Agreement.  As a result of the Share Exchange, SurgLine became a wholly-owned subsidiary of the Company. The Agreement contains customary representations, warranties and covenants of the Company and SurgLine for like transactions. The Share Exchange was effective upon the completed filing of Articles of Exchange with the Secretary of State of Nevada. The foregoing descriptions of the above referenced agreements do not purport to be complete. For an understanding of their terms and provisions, reference should be made to the Agreement attached as Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2011.

Additionally, the Company has agreed to issue 142,857 shares of its Series B Preferred Stock to Abod Partners, LLC. (“Abod”).  Abod has acted as a consultant to the Company in facilitating the Agreement by and among the Company and SurgLine. Upon the effectiveness of the increase in the authorized shares of capital stock of the Company, the 142,857 shares of Series B Preferred Stock were exchanged for 545,364,919 restricted shares of our Common Stock.

On September 1, 2011, as a covenant to the Agreement, holders of a majority of the Company’s outstanding Common Stock voted to amend the Registrant’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 1,500,000,000 shares to 6,500,000,000 par value $0.001 shares (the “Amendment”) of which (a) 6,475,000,000 shares were designated as Common Stock and (b) 25,000,000 shares were designated as blank check preferred stock.

At the effective time of the Exchange, our board of directors and officers was reconstituted by the resignation of Henry Fong as President and Chief Executive Officer of the Company and the appointment of Thomas G. Toland as a member of the Company’s Board of Directors, President and Chief Executive Officer and Richard Dutch as Secretary and Chief Operating Officer of the Company.

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported.  The Management of the Company determined that there were no other reportable subsequent events to be disclosed

Common Stock Issuances

In August and September 2011, the Company issued 57,894,167 shares of common stock upon the conversion of $64,473 of Series A Preferred Stock. Pursuant to the Certificate of Designation of the Preferred Stock, as amended, the shares were issued at approximately $0.0011 per share.

From August 1, 2011 through October 31, 2011 the Company issued 159,852,426 shares of common stock upon the conversion of $146,686 of debentures and unpaid interest on the debentures.  The shares were issued at an average conversion price of $0.0009 per share.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2011 AND 2010

8. Subsequent events (continued)

On October 20, 2011 the Company issued 76,677,667 shares of common stock pursuant to a Debt Settlement and Release Agreement in exchange for the cancellation of $43,007 of accounts payable. The shares were issued at $0.0006 per share.