Form 10-K/A
period 2011-07-31
CHINA NUVO SOLAR ENERGY INC
filed 2011-12-01
CIK 1126411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:    Yes       .. No       ..

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:       ..

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

CHINA NUVO SOLAR ENERGY, INC.
(Registrant)

Date: November 29, 2011	By: /s/ Thomas G Toland
Thomas G Toland
Principal Executive Officer

By: /s/ Barry S. Hollander
Barry S. Hollander
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 29, 2011	/s/ Henry Fong
Henry Fong
Director

Date: November 29, 2011	/s/ Thomas G. Toland
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

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Operations
For the Year Ended July 31, 2011 and 2010

			From Inception
	July 31,	July 31,	April 16, 2006-
	2011	2010	July 31, 2011
Revenues:
Revenues	$-	$-	$9,766
Cost of revenues	-	-	-

Gross profit	-	-	9,766

Operating costs and expenses:
Selling, general and administrative	-	-	-
Bonus, related party	-	-	275,561
Consulting fees	68,500	-	400,359
Management and consulting fees, related parties	205,200	166,000	916,200
Salaries including stock compensation cost	-	123,908	853,626
Legal and accounting	31,825	58,348	271,245
Bad debt write off	52,855	-	52,855
Other	25,186	44,423	375,905

Total operating costs and expenses	383,566	392,679	3,145,751

Operating loss	(383,566)	(392,679)	(3,135,985)

Other income (expenses)
Interest expense, related parties	(23,369)	(28,638)	(115,412)
Interest expense, other	(197,374)	(176,712)	(1,037,149)
Interest income, related parties	-	147	4,780
Minority interest	2,007	5,036	142,731
Write off intellectual property	-	(333,403)	(333,403)
Loss on investment in subsidiary	-	-	(9,483,293)
Fair value adjustment of derivative liabilities	(313,437)	154,188	99,131
Gain on debt settlement	115,561	-	115,561
Gain on sale of subsidiary	493,454	-	493,454
Total other income (expenses)	76,843	(379,382)	(10,113,600)

Net income (loss)	$(306,723)	$(772,061)	$(13,249,585)

Basic and diluted net income (loss)
per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common
shares outstanding	482,778,407	326,246,395

CHINA NUVO SOLAR ENERY, INC. AND SUBSIDIARY
(A Development Stage Company) Consolidated Statement of Changes in Shareholders’ Deficit

	Common stock		Additional paid-in capital	Deferred compensation	Minority interest	Preferred stock	Accumulated (deficit) equity	Total stockholders' deficit
	Shares	Amount

Balance at April 13, 2006 Inception Date	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Net loss April 13, 2006 thru July 31, 2006	-	-	-	-	-	-	(22,264)	(22,264)
July 2006 through July 31, 2007	133,333,255	133,333	554,167	-	-	-	-	687,500
Reverse acquisition of Nuvo Solar Energy, Inc.	60,219,207	60,219	7,403,890	-	-	535,891	-	8,000,000
Net loss	-	-	-	-	-	-	(10,051,258)	(10,051,258)
Balances, July 31, 2007	193,552,462	193,552	7,958,057	-	-	535,891	(10,073,522)	(1,386,022)
Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448	-	-	-	-	326,922
Sale of subsidiary common stock	-	-	50,000	-	-	-	-	50,000
Issuance of shares for services	1,650,000	1,650	350,850	(235,000)	-	-	-	117,500
Amortization of deferred compensation	-	-		101,667	-	-	-	101,667
Issuance of options and warrants	-	-	328,375	-	-	-	-	328,375
Issuance of shares pursuant to conversion of notes and interest payable	1,000,000	1,000	99,000	-	-	-	-	100,000
Issuance of shares of subsidiary common stock for notes and interest payable, related parties	-	-	300,023	-	(61,286)	-	-	238,737
Issuance of shares for purchased technology	2,000,000	2,000	148,000	-	-	-	-	150,000
Net loss	-	-		-	-	-	(1,310,229)	(1,310,229)
Balances, July 31, 2008	204,676,437	204,676	9,554,753	(133,333)	(61,286)	535,891	(11,383,751)	(1,283,050)
Issuance of shares upon conversion of subordinated debentures	41,904,256	41,904	142,732	-	-	-	-	184,636
Issuance of shares upon conversion of notes payable, related and accrued interest payable, related	15,385,470	15,385	61,119	-	-	-	-	76,504
Amortization of deferred compensation	-	-	-	133,333	-	-	-	133,333
Issuance of shares pursuant to conversion of accounts payable	1,287,692	1,288	6,087	-	-	-	-	7,375
Issuance of common stock upon mandatory conversion of preferred stock	21,697,324	21,697	76,953	-	-	(98,650)	-	0
Minority interest	-	-	-	-	(74,402)	-	-	(74,402)
Net loss	-	-	-	-	-	-	(787,050)	(787,050)
Balances, July 31, 2009	284,951,179	284,951	9,841,644	-	(135,688)	437,241	(12,170,801)	(1,742,653)
Issuance of shares upon conversion of subordinated debentures	34,666,667	34,667	295,889	-	-	-	-	330,556
Warrants issued for services	-	-	100,000	-	-	-	-	100,000
Issuance of common stock upon mandatory conversion of preferred stock	55,940,455	55,940	67,129	-	-	(123,069)	-	0
Minority interest	-	-		-	(5,036)	-	-	(5,036)
Net loss	-	-		-	-	-	(772,061)	(772,061)
Balances July 31, 2010	375,558,301	375,558	10,304,662	-	(140,724)	314,172	(12,942,862)	(2,089,194)
Minority interest	-	-	-	-	(2,007)	-	-	(2,007)
Issuance of shares upon conversion of subordinated debentures and accrued interest	90,951,194	91,951	46,791	-	-	-	-	137,742
Issuance of common stock upon conversion of notes payable	34,500,000	34,500	(1,200)	-	-	-	-	33,300
Issuance of common stock upon conversion of notes payable, related	22,000,000	22,000	10,955	-	-	-	-	32,955
Issuance of common stock upon conversion of accounts payable and accrued expenses, related parties	53,000,000	53,000	61,165	-	-	-	-	114,165
Issuance of common stock upon conversion of accounts payable and accrued expenses	13,266,666	13,267	6,633	-	-	-	-	19,900
Amortization of redeemed subordinated debentures	-	-	238,168	-	-	-	-	238,168
Issuance of common stock upon conversion of Series A preferred stock	203,299,448	203,299	46,400	-	-	(249,699)	-	-
Issuance of preferred stock upon conversion of bonus payable, related	-	-	-	-	-	160,000	-	160,000
Issuance of common stock for services	10,000,000	10,000	30,000	-	-	-	-	40,000
Sale of subsidiary	-	-	(158,309)	-	142,731	-	-	(15,578)
Net loss	-	-	-	-	-	-	(306,723)	(306,723)
Balances July 31, 2011	802,575,609	$802,575	$10,585,264	$ -	$ -	$224,473	$(13,249,585)	$(1,637,273)

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