Form 10-Q
period 2011-10-31
CHINA NUVO SOLAR ENERGY INC
filed 2011-12-20
CIK 1126411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Number of shares of common stock outstanding at December 20, 2011 is 5,881,427,060

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

Assets
	October 31, 2011	July 31, 2011

Current Assets
Cash	$9,889	$49,011
Accounts receivable	45,272	-
Notes and interest receivable, other	36,276	-
Inventory	16,095	-
Debt issuance costs	4,558	-
Prepaid assets and deposits	1,152	23,500
Total current assets	113,242	72,511

Property, plant and equipment, net	1,531	704

Total assets	$114,773	$73,215

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities, related parties	$369,178	$(15,467)
Accounts payable and accrued expenses	362,353	50,000
Convertible debentures payable, net	188,588	-
Derivative liability convertible debentures	269,849	-
Notes payable	376,259	500
Notes payable, related parties	38,543	-

Total current liabilities	1,604,770	35,033

Long-term liabilities:
Convertible debentures payable, net	—	—

Total liabilities	1,604,770	35,033

Shareholders’ deficit:
Preferred stock, 25,000,000 shares authorized Series A, 1,000,000 shares authorized; stated value $1.00 per share; 160,000 (October) issued and outstanding	160,000	—
Series B, par value $0.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value, 6,475,000,000 shares authorized; 5,623,528,697 (October) shares issued and outstanding	5,623,528	2,156

Additional paid-in capital	(5,197,992)	310,844
Retained earnings	(2,075,533)	(274,817)

Total shareholders' deficit	(1,489,997)	38,182

Total liabilities and shareholders' deficit	$114,773	$73,215

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

 Condensed Consolidated Statement of Operations

For the Three Months Ended October 31, 2011

2011

Revenues:
Revenues	$75,272
Cost of revenues	39,424

Gross profit	35,848

Operating costs and expenses:
Selling, general and administrative
Consulting fees	34,500
Management and consulting fees, related parties	168,900
Salaries including stock compensation cost	1,527,022
Legal and accounting	13,748
Other	30,584

Total operating costs and expenses	1,774,754

Operating loss	(1,738,906)

Other income (expenses)
Interest expense, related parties	(863)
Interest expense, other	(76,141)
Fair value adjustment of derivative liabilities	15,194
Total other income (expenses)	(61,810)

Net income (loss)	$(1,800,716)

Basic and diluted net income (loss)per common share	$(0.01)

Basic and diluted weighted average common shares outstanding	3,911,524,362

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Deficit

			Additional paid-in capital	Preferred stock	Accumulated (deficit) equity	Total stockholders' deficit
	Common stock
	Shares	Amount

Balances, July 31, 2011	802,575,609	802,575	10,539,660	224,473	(13,249,585)	(1,682,877)

Shares issued August 1, 2011 thru September 1, 2011	60,531,914	60,532	12,818	(25,000)		48,350

Issuance of shares for reverse merger with SurgLine	4,526,528,828	4,526,529	(15,697,393)	-	12,974,768	1,803,904

Issuance of shares upon conversion of subordinated debentures	124,320,512	124,321	(25,985)	-	-	98,336

Issuance of shares upon conversion of series A Preferred Stock	32,894,167	32,894	6,579	(39,473)	-	-

Issuance of shares pursuant to conversion of accounts payable	76,677,667	76,678	(33,671)	-	-	43,007

Net loss	-	-	-	-	(1,800,716)	(1,800,716)

Balances, October 31, 2011	5,623,528,697	$5,623,528	$(5,197,992)	$160,000	$(2,075,533)	$(1,489,997)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended October 31, 2011

2011

Cash flows from operating activities:
Net income (loss)	$(1,800,716)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in derivative liability	(15,194)
Net liabilities assumed in reverse merger	1,614,575
Reverse merger	(87,553)
Cash acquired in merger	152
Amortization of discount on debentures payable	58,911
Amortization of debt issuance costs	5,861
Change in operating assets and liabilities:
Increase in accounts receivable	(45,272)
Increase in inventory	(16,095)
Decrease in prepaid expenses and other current assets	22,348
Increase in accounts payable and accrued expenses	167,117
Decrease in amounts due to related parties	(20,329)
Net cash used in operating activities	(116,195)

Cash flows from investing activities:
Purchase of property and equipment	(827)

Net cash used in investing activities	(827)

Cash flows from financing activities:
Proceeds from sale of common stock	-
Proceeds from issuance of related party notes payable	2,400
Proceeds from debentures payable	78,000
Placement fees paid	(2,500)
Net cash provided by financing activities	77,900

Net increase (decrease) in cash and cash equivalents	(39,122)

Cash and cash equivalents, beginning of period	49,011

Cash and cash equivalents, end of period	$9,889

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$458
Cash paid during the year for taxes	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for services	$1,527,022

Fair value of shares of common stock issued for debentures and accrued and unpaid interest	$98,336

Fair value of shares of common stock issued for account payable	$43,007

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

1.

Organization, basis of presentation and summary of significant accounting policies:

Organization

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

Pursuant to an Agreement and Plan of Reorganization dated as of April 23, 2007, as amended on July 25, 2007 by and between the Company and Nuvo Solar Energy, Inc., a Colorado corporation (“Nuvo”), we and Nuvo entered into a share exchange whereby all of the issued and outstanding capital stock of Nuvo, on a fully-diluted basis, was exchanged for like securities of the Company, and whereby Nuvo became our wholly owned subsidiary. Contemporaneously, we changed our name to “China Nuvo Solar Energy, Inc.”

Nuvo was formed on April 13, 2006 for the purpose of seeking a business opportunity in the alternate energy or “next-generation energy" sector. This industry sector encompasses non-hydro carbon based energy production and renewable energy technologies that are “net-zero" or emissions free.

SHARE EXCHANGE TRANSACTION WITH SURGLINE, INC.

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

Pursuant to the Agreement, the Registrant agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the “Share Exchange”) for the original issuance of an aggregate of 857,143 shares (the “Exchange Shares”) of the Registrant’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).  The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange.  Further in accordance with the Agreement, and following an amendment of the Registrant’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 shares of the Registrant’s common stock, par value $0.001 per share.  The shares of common stock issued to the SurgLine shareholders’ were equal to 70% of the issued and outstanding Common Stock of the Registrant, immediately after the Share Exchange.  Additionally, pursuant to the provisions of the Share Exchange Agreement, the Company issued 163,609,476 newly issued shares of Common Stock to the SurgLine shareholders, in satisfaction of the anti dilution provisions in the Share Exchange Agreement.  As a result of the Share Exchange, the Registrant issued a total of 3,981,163,909 shares of its common stock to the SurgLine shareholders and SurgLine became a wholly-owned subsidiary of the Registrant. The parties have taken the actions necessary to provide that the Exchange is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended.  The Agreement contains customary representations, warranties and covenants of the Registrant and SurgLine for like transactions. The Share Exchange was effective upon the completed filing of Articles of Exchange with the Secretary of State of Nevada. The foregoing descriptions of the above referenced agreements do not purport to be complete. For an understanding of their terms and provisions, reference should be made to the Agreement attached as Exhibit 10.1 to the Current Report on Form 8-K/A, filed on December 14, 2011.

Additionally, the Registrant issued 142,857 shares of its Series B Preferred Stock to Abod Partners, LLC. (“Abod”).  Abod has acted as a consultant to the Registrant in facilitating the Agreement by and among the Registrant and SurgLine. Upon the effectiveness of the increase in the authorized shares of capital stock of the Registrant, the 142,857 shares of Series B Preferred Stock were exchanged for 545,364,919 shares of our Common Stock.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

On September 1, 2011, as a covenant to the Agreement, holders of a majority of the Registrant’s outstanding Common Stock voted to amend the Registrant’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 1,500,000,000 shares to 6,500,000,000 par value $0.001 shares (the “Amendment”) of which (a) 6,475,000,000 shares were designated as Common Stock and (b) 25,000,000 shares were designated as blank check preferred stock.

At the effective time of the Exchange, our board of directors and officers was reconstituted by the resignation of Henry Fong as President and Chief Executive Officer of the Registrant and the appointment of Thomas G. Toland as a member of the Registrant’s Board of Directors, President and Chief Executive Officer and Richard Dutch as Secretary and Chief Operating Officer of the Registrant.

On October 18, 2011 the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation to change the name of Registrant to SurLine International, Inc. The amendment was approved by a majority of the Company’s shareholders and the Company’s Board of Directors.

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,492,000 at October 31, 2011. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future. The debt financing may include loans from our officers and directors.  Although our balance sheet includes current liabilities of approximately $1,605,000, a portion of this amount are in the form of a derivative liability of $269,849 and convertible notes and debentures of $497,347.  These amounts, plus other related party loans of approximately $106,000 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company.

On September 1, 2011 the Company completed the acquisition of 100% of the common stock of SurgLine. Pursuant to the terms of the Share Exchange Agreement (see above) SurgLine became a wholly owned subsidiary of China Nuvo. We will require additional capital for general corporate working capital to fund our day-to-day operations of SurgLine. We presently believe the source of funds will primarily consist of debt financing, which may include debt instruments that may include loans from our officers or directors, or the sale of our equity securities in private placements or other equity offerings or instruments.

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at October 31, 2011, the results of operations for the three months ended October 31, 2011 and cash flows for the three months ended October 31, 2011. The balance sheet as of July 31, 2011 is derived from SurgLine’s financial statements.

For SEC reporting purposes, SurgLine is treated as the continuing reporting entity that acquired China Nuvo (the historic registrant). The reports filed after the transaction have been prepared as if SurgLine (accounting acquirer) were the legal successor to China Nuvo’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of SurgLine, for all periods prior to the share exchange and consolidated with China Nuvo from the date of the share Exchange. SurgLine previously had a June 30 fiscal year end, but has now assumed the fiscal year end of China Nuvo, the legal acquirer.  Accordingly, the financial statements presented herein are the unaudited financial statements for the three months ended October 31, 2011 are of SurgLine, Inc., and from September 1, 2011 are consolidated with China Nuvo.  Since SurgLine was formed in March 2011, there are no comparative results for the three months ended October 31, 2010.  All share and per share amounts of SurgLine have been retroactively adjusted to reflect the legal capital structure of China Nuvo pursuant to FASB ASC 805-40-45-1.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

SurgLine, Inc. (“SurgLine”) was incorporated on March 15, 2011 under the laws of the state of Nevada. The Company will focus on providing its customers with the highest quality medical and surgical products at the lowest possible cost by eliminating the “historical brand premium.” The Company’s founders saw the need to help reduce costs in the acute care healthcare system, and particularly that of the Operating Rooms. The Company’s core business strategy is simply: Source and sell the highest quality medical and surgical products for substantially less, thereby reducing the “historical brand premium” that has historically been  absorbed  by healthcare end users, including hospitals, outpatient surgery centers, medical clinics, self-insured employers, managed care organizations, commercial insurance carriers and state and federal governmental payers.

On certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011, as filed with the SEC, and the Company’s Current Report on Form 8-K/A, filed on December 14, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  There are 17,500,000 stock options and warrants outstanding at October 31, 2011.

Fair value of financial instruments

The carrying value of cash, assets of discontinued operations, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of the note payable and due to related parties approximate their fair value based on the Company's incremental borrowing rate.

Income taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or, all of the deferred tax asset will not be realized.

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.  Stock options, warrants and common stock underlying convertible promissory notes at October 31, 2011 was 434,407,308 and are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

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

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The guidance improves the comparability of financial reporting and facilitates the convergence of U.S. GAAP and IFRS be amending the guidance in ASC 220, Comprehensive Income.  Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective retrospectively for annual and interim periods beginning after December 15, 2011.  The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting  pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.

Accrued liabilities, related parties:

Accrued liabilities, related parties at October 31, 2011 are as follows:

2011

Management fees	$359,702
Accrued interest	5,242
Affiliated Companies	4,234

$369,178

3.

Convertible debentures payable:

2011 Convertible Notes

On September 13, 2011, the Company entered into a note agreement with an institutional investor for the issuance of a convertible promissory note of $28,000 (the “2011 Convertible Note”).

Among other terms, the 2011 Convertible Note matures on its’ nine month anniversary (the “Maturity Date”), unless prepayment of the 2011 Convertible Note is required in certain events, as called for in the agreement.  The 2011 Convertible Note is convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.  In addition, the 2011 Convertible Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

The Convertible Note bears interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the 2011 Convertible Note), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the 2011 Convertible Note, together with all accrued and unpaid interest, to be immediately due and payable.

The Company may at its option prepay the 2011 Convertible Notes in full during the first ninety days following their issuance in an amount equal to 150% of the outstanding principal and interest, and during the 91st to 180th days following the Note in an amount equal to 175% of the outstanding principal and interest.  Further terms call for the Company to maintain shares reserved for issuance as stated in the 2011 Convertible Note.

We received net proceeds from the 2011 Convertible Note of $25,500 after debt issuance costs of $2,500 paid for lender legal fees.  These debt issuance costs will be amortized over the term of the 2011 Convertible Note or such shorter period as the 2011 Convertible Note may be outstanding.  Accordingly, as the 2011 Convertible Note is converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of October 31, 2011, $444 of these costs had been expensed as debt issuance costs.

We have determined that the conversion feature of the 2011 Convertible Note represents an embedded derivative since the 2011 Convertible Note is convertible into a variable number of shares upon conversion. Accordingly, the convertible 2011 Convertible Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2011 Convertible Note. Such discount will be accreted from the date of issuance to the maturity dates of the 2011 Convertible Note. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $28,000 face amount of the 2011 Convertible Note was stripped of its’ conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2011 Convertible Note resulted in an initial debt discount of $28,000 and an initial loss on the valuation of derivative liabilities of $18,667 for a derivative liability balance of $46,667 at issuance.

The fair value of the 2011 Convertible Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
9/13/11	$46,667	9 months	$0.0012	$0.0026	187%	1.4%

At October 31, 2011, the Company revalued the derivative liability balance of the 2011 Convertible Note, and there was no change in the derivative liability.

The fair value of the 2011 Convertible Note was calculated at October 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$46,667	9 months	$0.0006	186%	1.4%

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

Pursuant to the Share Exchange Agreement, the Company assumed a derivative liability of $253,333 related a face value of $123,000 of Convertible Notes (the “Assumed Convertible Notes”). The Assumed Convertible Notes have terms similar to the 2011 Convertible Note.  Subsequent to the Share Exchange Agreement, the Company issued 124,320,512 shares of common stock upon the conversion of $68,000 face value of the Assumed Convertible Notes and $3,120 of accrued and unpaid interest on the Assumed Convertible Notes.  The Company reduced the derivative liability by $148,571 as a result of the redeemed Assumed Convertible Notes.  The Company revalued the remaining face value of $55,000 of the Assumed Convertible Notes as of October 31, 2011 and recorded a credit to expense of $13,095 and reduced the derivative liability balance by $13,095; resulting in a derivative liability balance of $91,667 as of October 31, 2011 related to the Assumed Convertible Notes.

Also pursuant to the Share Exchange Agreement, the Company assumed $128,500 of face value of 2007 Debentures (the “2007 Debentures”) and a derivative liability of $222,456 associated with the 2007 Debentures. The 2007 Debentures are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Corporation’s common stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Debentures provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Corporation or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Corporation.

Subsequent to the Share Exchange Agreement, the Company issued 27,913,846 shares of common stock upon the conversion of $20,000 of face value of the 2007 Debentures and $7,216 of accrued and unpaid interest.  The Company reduced the derivative liability of the 2007 Debenture by $70,175 as a result of the redeemed 2007 Debentures. The Company revalued the remaining face value of $108,500 of the 2007 Debentures as of October 31, 2011 and reduced the derivative liability of the 2007 Debentures by $20,766 and recorded a credit to expense of $20,766; resulting in a derivative liability balance of $131,515 as of October 31, 2011 related to the 2007 Debentures.

The following table summarizes the balance sheet amounts as of October 31, 2011, as well as the amounts included in the consolidated statement of operations for the three months ended October 31, 2011.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007 Debenture	$-	$131,515	$108,500	$-
2011 Conv Note	2,058	46,667	78,000	23,023
Assumed Conv Note	2,500	91,667	55,000	29,889
	$4,558	$269,849	$241,500	$52,912

Operating Statement

Debentures	Debt issuance costs (interest expense)	Fair value adjustment of derivative liability

2007 Debenture	$-	$(20,766)
2011 Conv Note	444	18,667
Assumed Conv Note	5,417	(13,095)
	$5,861	$(15,194)

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

4.

Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at October 31, 2011 consist of the following:

2011

Notes payable	$376,259
Notes payable, related parties [A]	38,543
Convertible debentures, net of discount of $52,912	188,588
603,390

Less current portion	603,390

Long-term debt, net of current portion	$-

A.

Includes notes of $8,500 due to Mr. Fong, a member of our Board of Directors, as well as $30,043 due to various companies that Mr. Fong is affiliated with.

5.

Stockholders’ deficit:

Preferred Stock

Series A Preferred Stock

As of October 31, 2011 there are 160,000 shares of Series A Preferred stock outstanding. Pursuant to the Certificate of Designation for Series A Preferred Stock, as amended, holders of the Series A Preferred Stock can convert the shares of preferred stock to common stock.  The conversion price is equal to 50% of the average of the three lowest closing bid prices of our common stock in the 10 days immediately preceding the conversion.  Additionally Series A holders are entitled to vote their stock on an as if converted to common stock basis on each matter submitted to vote at a meeting of China Nuvo’s stockholders. In the event of the Corporation’s liquidation, the Series A Preferred Stock shall rank senior to any class or series of the Corporation’s capital stock created after the Series A Preferred Stock; pari passu with any class or series of the Corporation’s capital stock created after the series A Preferred Stock that ranks on parity with the Series A Preferred Stock; and junior to any class or series of the Corporation’s capital stock created after the Series A Preferred Stock that ranks senior to the Series A Preferred Stock.  The Series A Preferred Stock shall be senior to the Corporation’s common stock. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of China Nuvo’s common stock or other securities.

Series B Preferred Stock

Pursuant to the Certificate of Designation for Series B Preferred Stock, shares issued and outstanding of the Series B Preferred Stock shall convert immediately to shares of common stock upon the Company filing and completing an increase in their authorized shares of common stock, whereby such increase will allow for the conversion of the Class B Preferred Stock. Each share of preferred stock will convert to an amount of shares of common stock that in their totality will equal eighty percent (80%) of the outstanding common stock, subsequent to its conversion; without exceeding the newly authorized common stock.  Additionally Series B holders are entitled to vote their stock on an as if converted to common stock basis on each matter submitted to vote at a meeting of China Nuvo’s stockholders. In the event of the Corporation’s liquidation, the Series B Preferred Stock shall rank senior to any class or series of the Corporation’s capital stock created after the Series B Preferred Stock; pari passu with any class or series of the Corporation’s capital stock created after the series B Preferred Stock that ranks on parity with the Series B Preferred Stock; and junior to any class or series of the Corporation’s capital stock created after the Series B Preferred Stock that ranks senior to the Series B Preferred Stock.  The Series B Preferred Stock shall be senior to the Corporation’s common stock. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of China Nuvo’s common stock or other securities.

Our Board of Directors, without further approval of our stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any additional series of preferred stock that may be created.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

Pursuant to the Agreement, the Registrant agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the “Share Exchange”) for the original issuance of an aggregate of 857,143 shares (the “Exchange Shares”) of the Registrant’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).  The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange.  Further in accordance with the Agreement, and following an amendment of the Registrant’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) equal to 70% of the issued and outstanding Common Stock of the Registrant.

Additionally, pursuant to the agreement, the Company issued 142,857 shares of its Series B Preferred Stock to Abod Partners, LLC. (“Abod”).  Abod has acted as a consultant to in facilitating the Agreement by and among the Company and SurgLine. Upon the effectiveness of the increase in the authorized shares of capital stock of the Registrant, the 142,857 shares of Series B Preferred Stock were exchanged for 545,364,919 shares of our Common Stock. As of October 31, 2011 there were no shares of Series B Preferred Stock outstanding.

Common Stock

On September 1, 2011, as a covenant to the Agreement, holders of a majority of the Registrant’s outstanding Common Stock voted to amend the Registrant’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 1,500,000,000 shares to 6,500,000,000 par value $0.001 shares (the “Amendment”) of which (a) 6,475,000,000 shares were designated as Common Stock and (b) 25,000,000 shares were designated as blank check preferred stock.

Shares issued for conversion of subordinated debentures and accrued interest

From September 2, 2011 through October 31, 2011 the Company issued 124,320,512 shares of common stock upon the conversion of $88,000 of debentures and $10,336 of unpaid interest on the debentures. The shares were issued at approximately $0.0008 per share.

Shares issued for conversion of Series A Preferred Stock

On September 6, 2011 the Company issued 32,894,167 shares of common stock upon the conversion of $39,473 shares of Series A Preferred Stock.  Pursuant to the Certificate of Designation of the Preferred Stock, as amended, the shares were issued at approximately $0.0012 per share.

Other issuance of shares of common stock

On October 20, 2011, the Company issued 76,677,667 shares of common stock pursuant to Debt Settlement and Release Agreements in exchange for the cancellation of $43,007 of accounts payable.  The shares were issued at approximately $0.0006 per share.

 Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 stock Option Plan and 300,000 under the 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the Company’s common stock. There are currently 10,000,000 shares of the Company’s common stock under the 2007 Plan. As of October 31, 2011 there were options to purchase 16,500,000 shares of the Company’s common stock outstanding under the 2007 Stock Option Plan. Additionally, the Company has warrants outstanding to purchase 1,000,000 shares of common stock

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

A summary of the activity of the Company’s outstanding options and warrants during the three months ended October 31, 2011 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding August 1, 2011	17,500,000	$0.04
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, October 31, 2011	17,500,000	$0.04

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$.01	10,000,000	4.44	$0.01
0.07	6,500,000	2.25	0.07
0.12	1,000,000	0.004	0.12

The weighted average remaining contractual life of the terms of the warrants and options is 6.7 years.

6.

Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of October 31, 2011, are as follows:

Deferred tax assets:
Net operating loss carryforward	$290,000
Less valuation allowance	(290,000)
Total net deferred tax assets	-

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

The federal statutory tax rate reconciled to the effective tax rate during the three months ended October 31, 2011, is as follows:

2011

Tax at U.S. Statutory Rate	35.0%
State tax rate, net of federal benefits	5.0%
Change in valuation allowance	(40.0)

0.0%

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

7.

Subsequent events

Common Stock Issuances

In November 2011, the Company issued $100,000 in convertible notes to seven investors. The notes convert at a discount equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion. Accordingly, in November 2011, upon the Company receiving Conversion Notices on the $100,000 convertible notes from the noteholders, the Company issued 146,853,147 shares of restricted common stock.

In November 2011, the Company issued 31,044,776 shares of common stock upon the conversion of $20,000 of the 2011 Convertible Notes and $800 of accrued and unpaid interest.

On November 15, 2011 the Company issued 40,000,000 shares of common stock upon the conversion of $30,000 of the 2007 Debentures.  The shares were issued at an average conversion price of $0.00075 per share.

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

GENERAL

China Nuvo Solar Energy, Inc. (the “Company”) was originally organized under the laws of the State of Nevada in 1996 as Zacman Enterprises, Inc. and subsequently changed our name to eNutrition, Inc.

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

Pursuant to an Agreement and Plan of Reorganization dated as of April 23, 2007, as amended on July 25, 2007 by and between the Company and Nuvo Solar Energy, Inc., a Colorado corporation (“Nuvo”), we and Nuvo entered into a share exchange whereby all of the issued and outstanding capital stock of Nuvo, on a fully-diluted basis, was exchanged for like securities of the Company, and whereby Nuvo became our wholly owned subsidiary. Contemporaneously, we changed our name to “China Nuvo Solar Energy, Inc.”

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

On September 1, 2011, as a covenant to the Agreement, holders of a majority of the Registrant’s outstanding Common Stock voted to amend the Registrant’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 1,500,000,000 shares to 6,500,000,000 par value $0.001 shares (the “Amendment”) of which (a) 6,475,000,000 shares were designated as Common Stock and (b) 25,000,000 shares were designated as blank check preferred stock.

For SEC reporting purposes, SurgLine is treated as the continuing reporting entity that acquired China Nuvo (the historic registrant). The reports filed after the transaction have been prepared as if SurgLine (accounting acquirer) were the legal successor to China Nuvo’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of SurgLine, for all periods prior to the share exchange and consolidated with China Nuvo from the date of the share Exchange. SurgLine previously had a June 30 fiscal year end, but has now assumed the fiscal year end of China Nuvo, the legal acquirer.  Accordingly, the financial statements presented herein are the unaudited financial statements for the three months ended October 31, 2011 are of SurgLine, Inc., and from September 1, 2011 are consolidated with China Nuvo.   Since SurgLine was not formed until March 2011, there are no comparative results for the period ending October 31, 2010.  All share and per share amounts of SurgLine have been retroactively adjusted to reflect the legal capital structure of China Nuvo pursuant to FASB ASC 805-40-45-1.

SurgLine was incorporated on March 15, 2011 under the laws of the state of Nevada. The Company will focus on providing its customers with the highest quality medical and surgical products at the lowest possible cost by eliminating the “historical brand premium.” The Company’s founders saw the need to help reduce costs in the acute care healthcare system, and particularly that of the Operating Rooms. The Company’s core business strategy is simply: Source and sell the highest quality medical and surgical products for substantially less, thereby reducing the “historical brand premium” that has historically been  absorbed  by healthcare end users, including hospitals, outpatient surgery centers, medical clinics, self-insured employers, managed care organizations, commercial insurance carriers and state and federal governmental payers.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2011 and 2010, as well as the Company’s Current report on Form 8-K/A, filed with the SEC on December 14, 2011.  The financial statements presented for the three months ended October 31, 2011 include the SurgLine and effective September 1, 2011 consolidated with China Nuvo Solary Energy, Inc.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three months ended October 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred losses since its inception and has a working capital deficit of approximately $1,491,000, and an accumulated shareholders’ deficit of approximately $2,075,000 as of October 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended October 31, 2011, net cash used in operating activities was $116,195.  Net loss was $1,800,716 for the three months ended October 31, 2011. The loss included $1,527,022 of stock compensation cost related to the Share Exchange Agreement for 545,364,919 shares of common stock issued to a consultant who facilitated the transaction. The shares were valued at $0.0028, the market value of the common stock on the date of their issuance. Also included in the current period loss were non-cash expenses of $64,772 for amortization.

Net cash provided by financing activities for the three months ended October 31, 2011 was $77,900. For the three months ended October 31, 2011, the Company received $78,000 on the issuance of convertible notes and $2,400 on the issuance of related notes payable. During the three months ended October 31, 2011 the Company paid $2,500 closing costs on newly issued convertible notes.

For the three months ended October 31, 2011, cash and cash equivalents decreased by $39,122. .  Ending cash and cash equivalents at October 31, 2011 was $9,889 as of October 31, 2011.

We will require substantial additional financing in order to execute our business plans and we may require add itional financing in order to sustain substantial future business operations for an extended period of time. We currently do not have any firm arrangements for financing and we may not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible. If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

Pursuant to the Share Exchange Agreement we have assumed certain liabilities of the Registrant of approximately $1,659,000, as of September 1, 2011. As of October 31, 2011 our liabilities are approximately $1,605,000.  Included in this amount is a derivative liability of $269,849 related to convertible notes and debentures that is subject to the change in market price of our common stock and ultimately will be satisfied upon the final conversion of the associated debt.  Additionally we have convertible notes and debentures of approximately $541,500.  These amounts, plus other notes payable of $376,259 and related party loans of $38,543 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company. We estimate that amount to be $100,000.

REVENUES

For the three months ended October 31, 2011 the Company had revenues of $75,272 consisting of sales to one customer of the Company’s surgical implant products.

OPERATING EXPENSES

Operating expenses for the three months ended October 31, 2011 were $1,774,754. The current year expenses include management and consulting fees of $168,900 are comprised of management fees to our executive staff of $148,900 and $20,000 to our non- executive director. Additional operating costs include $30,000 for our FDA consultant and $3,000 to our Government Services consultant. Legal and accounting costs were $13,748 and $30,584 for general and administrative costs.

OTHER INCOME (EXPENSE)

Other expenses for the three months ended October 31, 2011 was $61,810 and consisted primarily of interest expense of $77,004, including $863 to related parties. Include in the interest expense was $58,911 related to the amortization of the discount initially recorded on convertible debt, as well as $5,861 related to the amortization of deferred financing costs. These expenses were offset by the fair value adjustment to derivative liabilities of $15,194. Interest expense for the three and nine months ended April 30, 2011 and 2010 is summarized as:

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended October 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4T. DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of October 31, 2011 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus its’ efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Agreement, the Registrant agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the “Share Exchange”) for the original issuance of an aggregate of 857,143 shares (the “Exchange Shares”) of the Registrant’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).  The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange.  Further in accordance with the Agreement, and following an amendment of the Registrant’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 shares of the Registrant’s common stock, par value $0.001 per share. Additionally, pursuant to the provisions of the Share Exchange Agreement, the Company issued 163,609,476 newly issued shares of Common Stock to the SurgLine shareholders, in satisfaction of the anti dilution provisions in the Share Exchange Agreement.  As a result of the Share Exchange, the Registrant issued a total of 3,981,163,909 shares of its common stock to the SurgLine shareholders.

Additionally, the Registrant has agreed to issue 142,857 shares of its Series B Preferred Stock to Abod Partners, LLC. (“Abod”). Abod has acted as a consultant to the Registrant in facilitating the Agreement by and among the Registrant and SurgLine. Upon the effectiveness of the increase in the authorized shares of capital stock of the Registrant, the 142,857 shares of Series B Preferred Stock were exchanged for 545,364,919 shares of our Common Stock.

From September 2, 2011 through October 31, 2011 the Company issued 124,320,512 shares of common stock upon the conversion of $88,000 of debentures and $10,336 of unpaid interest on the debentures. The shares were issued at approximately $0.0008 per share.

On September 6, 2011 the Company issued 32,894,167 shares of common stock upon the conversion of $39,473 shares of Series A Preferred Stock.  Pursuant to the Certificate of Designation of the Preferred Stock, as amended, the shares were issued at approximately $0.0012 per share.

On October 20, 2011, the Company issued 76,677,667 shares of common stock pursuant to Debt Settlement and Release Agreements in exchange for the cancellation of $43,007 of accounts payable.  The shares were issued at approximately $0.0006 per share.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The agreements executed in connection with this sale contain representations to support the Company’s reasonable belief that the Investor had access to information concerning the Company’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the Investor; the Company obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Company in order to make an informed investment decision. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit index

Exhibit
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.  During the fiscal quarter ended October 31, 2011, the Company filed the following reports:

Current Report on Form 8-K, on August 1, 2011

Current Report on Form 8-K, on September 8, 2011

Current Report on Form 8-K/A on September 22, 2011

Current Report on Form 8-K/A on October 7, 2011

Current Report on Form 8-K/A on October 21, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2011

CHINA NUVO SOLAR ENERGY, INC.

By:

/s/ Thomas G. Toland

Thomas G. Toland

President, Chief Executive Officer, Director

(Principal Executive Officer)

By:

/s/ Barry S. Hollander

Barry S. Hollander

Chief Financial Officer

(Principal Financial Officer)