Form 10-Q/A
period 2011-10-31
CHINA NUVO SOLAR ENERGY INC
filed 2012-01-13
CIK 1126411

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

319 Clematis Street Â– Suite 703, West Palm Beach, Florida 33401

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

Assets
	October 31, 2011	July 31, 2011

Current Assets
Cash	$9,889	$49,011
Accounts receivable	45,272	-
Notes and interest receivable, other	36,276	-
Inventory	16,095	-
Debt issuance costs	4,558	-
Prepaid assets and deposits	1,152	23,500
Total current assets	113,242	72,511

Property, plant and equipment, net	1,531	704

Total assets	$114,773	$73,215

Liabilities and ShareholdersÂ’ Deficit

Current liabilities:
Accounts payable and accrued liabilities, related parties	$369,178	$(15,467)
Accounts payable and accrued expenses	362,353	50,000
Convertible debentures payable, net	188,588	-
Derivative liability convertible debentures	269,849	-
Notes payable	376,259	500
Notes payable, related parties	38,543	-

Total current liabilities	1,604,770	35,033

Long-term liabilities:
Convertible debentures payable, net	Â—	Â—

Total liabilities	1,604,770	35,033

ShareholdersÂ’ deficit:
Preferred stock, 25,000,000 shares authorized Series A, 1,000,000 shares authorized; stated value $1.00 per share; 160,000 (October) issued and outstanding	160,000	Â—
Series B, par value $0.001, 1,000,000 shares authorized; no shares issued and outstanding	Â—	Â—
Common stock, $.001 par value, 6,475,000,000 shares authorized; 5,623,528,697 (October) shares issued and outstanding	5,623,528	2,156

Additional paid-in capital	(5,197,992)	310,844
Retained earnings	(2,075,533)	(274,817)

Total shareholders' deficit	(1,489,997)	38,182

Total liabilities and shareholders' deficit	$114,773	$73,215

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

On February 1, 2005, we acquired all of the issued and outstanding common stock of Interactive Games, Inc. (Â“InteractiveÂ”).  In conjunction with the Interactive agreement, we changed our name to Interactive Games, Inc.

Pursuant to an Agreement and Plan of Reorganization dated as of April 23, 2007, as amended on July 25, 2007 by and between the Company and Nuvo Solar Energy, Inc., a Colorado corporation (Â“NuvoÂ”), we and Nuvo entered into a share exchange whereby all of the issued and outstanding capital stock of Nuvo, on a fully-diluted basis, was exchanged for like securities of the Company, and whereby Nuvo became our wholly owned subsidiary. Contemporaneously, we changed our name to Â“China Nuvo Solar Energy, Inc.Â”

Nuvo was formed on April 13, 2006 for the purpose of seeking a business opportunity in the alternate energy or Â“next-generation energy" sector. This industry sector encompasses non-hydro carbon based energy production and renewable energy technologies that are Â“net-zero" or emissions free.

SHARE EXCHANGE TRANSACTION WITH SURGLINE, INC.

On September 1, 2011, the Registrant entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the Â“Share Exchange AgreementÂ”) with SurgLine, Inc., a Nevada corporation (Â“SurgLineÂ”) and the shareholders of SurgLine.  Upon consummation of the transactions set forth in the Agreement (the Â“ClosingÂ”), the Registrant adopted the business plan of SurgLine.

Pursuant to the Agreement, the Registrant agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the Â“Share ExchangeÂ”) for the original issuance of an aggregate of 857,143 shares (the Â“Exchange SharesÂ”) of the RegistrantÂ’s Series B Preferred Stock, par value $0.001 per share (the Â“Series B Preferred StockÂ”).  The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange.  Further in accordance with the Agreement, and following an amendment of the RegistrantÂ’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 shares of the RegistrantÂ’s common stock, par value $0.001 per share.  The shares of common stock issued to the SurgLine shareholdersÂ’ were equal to 70% of the issued and outstanding Common Stock of the Registrant, immediately after the Share Exchange.  Additionally, pursuant to the provisions of the Share Exchange Agreement, the Company issued 163,609,476 newly issued shares of Common Stock to the SurgLine shareholders, in satisfaction of the anti dilution provisions in the Share Exchange Agreement.  As a result of the Share Exchange, the Registrant issued a total of 3,981,163,909 shares of its common stock to the SurgLine shareholders and SurgLine became a wholly-owned subsidiary of the Registrant. The parties have taken the actions necessary to provide that the Exchange is treated as a Â“tax free exchangeÂ” under Section 368 of the Internal Revenue Code of 1986, as amended.  The Agreement contains customary representations, warranties and covenants of the Registrant and SurgLine for like transactions. The Share Exchange was effective upon the completed filing of Articles of Exchange with the Secretary of State of Nevada. The foregoing descriptions of the above referenced agreements do not purport to be complete. For an understanding of their terms and provisions, reference should be made to the Agreement attached as Exhibit 10.1 to the Current Report on Form 8-K/A, filed on December 14, 2011.

Additionally, the Registrant issued 142,857 shares of its Series B Preferred Stock to Abod Partners, LLC. (Â“AbodÂ”).  Abod has acted as a consultant to the Registrant in facilitating the Agreement by and among the Registrant and SurgLine. Upon the effectiveness of the increase in the authorized shares of capital stock of the Registrant, the 142,857 shares of Series B Preferred Stock were exchanged for 545,364,919 shares of our Common Stock.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

On September 1, 2011, as a covenant to the Agreement, holders of a majority of the RegistrantÂ’s outstanding Common Stock voted to amend the RegistrantÂ’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 1,500,000,000 shares to 6,500,000,000 par value $0.001 shares (the Â“AmendmentÂ”) of which (a) 6,475,000,000 shares were designated as Common Stock and (b) 25,000,000 shares were designated as blank check preferred stock.

At the effective time of the Exchange, our board of directors and officers was reconstituted by the resignation of Henry Fong as President and Chief Executive Officer of the Registrant and the appointment of Thomas G. Toland as a member of the RegistrantÂ’s Board of Directors, President and Chief Executive Officer and Richard Dutch as Secretary and Chief Operating Officer of the Registrant.

On October 18, 2011 the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation to change the name of Registrant to SurLine International, Inc. The amendment was approved by a majority of the CompanyÂ’s shareholders and the CompanyÂ’s Board of Directors.

Going concern and managementÂ’s plans

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of China Nuvo Solar Energy, Inc. (the Â“CompanyÂ”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at October 31, 2011, the results of operations for the three months ended October 31, 2011 and cash flows for the three months ended October 31, 2011. The balance sheet as of July 31, 2011 is derived from SurgLineÂ’s financial statements.

For SEC reporting purposes, SurgLine is treated as the continuing reporting entity that acquired China Nuvo (the historic registrant). The reports filed after the transaction have been prepared as if SurgLine (accounting acquirer) were the legal successor to China NuvoÂ’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of SurgLine, for all periods prior to the share exchange and consolidated with China Nuvo from the date of the share Exchange. SurgLine previously had a June 30 fiscal year end, but has now assumed the fiscal year end of China Nuvo, the legal acquirer.  Accordingly, the financial statements presented herein are the unaudited financial statements for the three months ended October 31, 2011 are of SurgLine, Inc., and from September 1, 2011 are consolidated with China Nuvo.  Since SurgLine was formed in March 2011, there are no comparative results for the three months ended October 31, 2010.  All share and per share amounts of SurgLine have been retroactively adjusted to reflect the legal capital structure of China Nuvo pursuant to FASB ASC 805-40-45-1.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

SurgLine, Inc. (Â“SurgLineÂ”) was incorporated on March 15, 2011 under the laws of the state of Nevada. The Company will focus on providing its customers with the highest quality medical and surgical products at the lowest possible cost by eliminating the Â“historical brand premium.Â” The CompanyÂ’s founders saw the need to help reduce costs in the acute care healthcare system, and particularly that of the Operating Rooms. The CompanyÂ’s core business strategy is simply: Source and sell the highest quality medical and surgical products for substantially less, thereby reducing the Â“historical brand premiumÂ” that has historically been  absorbed  by healthcare end users, including hospitals, outpatient surgery centers, medical clinics, self-insured employers, managed care organizations, commercial insurance carriers and state and federal governmental payers.

On certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (Â“SECÂ”), although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and the notes thereto included in the CompanyÂ’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011, as filed with the SEC, and the CompanyÂ’s Current Report on Form 8-K/A, filed on December 14, 2011.

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

Intellectual Property

The Company records intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) Number 142, Â“Goodwill and Other Intangible Assets.Â” Goodwill and other intangible assets deemed to have indefinite lives are not subject to annual amortization. Intangible assets which have finite lives are amortized on a straight line basis over their remaining useful life; they are also subject to annual impairment reviews.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Â“Revenue Recognition in Financial StatementsÂ”.  This statement established that revenue can be recognized when persuasive evidence of an arrangement exists, the services have been delivered, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (Â“SFAS No, 123RÂ”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company will recognize the cost resulting from al stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Â“SFAS No. 123Â”).  There are 17,500,000 stock options and warrants outstanding at October 31, 2011.

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

Accounting for obligations and instruments potentially settled in the CompanyÂ’s common stock

In connection with any obligations and instruments potentially to be settled in the Company's stock, the Company accounts for the instruments in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a CompanyÂ’s Own Stock.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's stock.

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

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Â“Presentation of Comprehensive Income.Â” The guidance improves the comparability of financial reporting and facilitates the convergence of U.S. GAAP and IFRS be amending the guidance in ASC 220, Comprehensive Income.  Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective retrospectively for annual and interim periods beginning after December 15, 2011.  The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

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

$369,178

3.

Convertible debentures payable:

2011 Convertible Notes

On September 13, 2011, the Company entered into a note agreement with an institutional investor for the issuance of a convertible promissory note of $28,000 (the Â“2011 Convertible NoteÂ”).

Among other terms, the 2011 Convertible Note matures on itsÂ’ nine month anniversary (the Â“Maturity DateÂ”), unless prepayment of the 2011 Convertible Note is required in certain events, as called for in the agreement.  The 2011 Convertible Note is convertible at a conversion price (the Â“Conversion PriceÂ”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the CompanyÂ’s common stock for the ten (10) trading days immediately preceding the date of conversion.  In addition, the 2011 Convertible Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

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

We have determined that the conversion feature of the 2011 Convertible Note represents an embedded derivative since the 2011 Convertible Note is convertible into a variable number of shares upon conversion. Accordingly, the convertible 2011 Convertible Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2011 Convertible Note. Such discount will be accreted from the date of issuance to the maturity dates of the 2011 Convertible Note. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $28,000 face amount of the 2011 Convertible Note was stripped of itsÂ’ conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2011 Convertible Note resulted in an initial debt discount of $28,000 and an initial loss on the valuation of derivative liabilities of $18,667 for a derivative liability balance of $46,667 at issuance.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

Pursuant to the Share Exchange Agreement, the Company assumed a derivative liability of $253,333 related a face value of $123,000 of Convertible Notes (the Â“Assumed Convertible NotesÂ”). The Assumed Convertible Notes have terms similar to the 2011 Convertible Note.  Subsequent to the Share Exchange Agreement, the Company issued 124,320,512 shares of common stock upon the conversion of $68,000 face value of the Assumed Convertible Notes and $3,120 of accrued and unpaid interest on the Assumed Convertible Notes.  The Company reduced the derivative liability by $148,571 as a result of the redeemed Assumed Convertible Notes.  The Company revalued the remaining face value of $55,000 of the Assumed Convertible Notes as of October 31, 2011 and recorded a credit to expense of $13,095 and reduced the derivative liability balance by $13,095; resulting in a derivative liability balance of $91,667 as of October 31, 2011 related to the Assumed Convertible Notes.

Also pursuant to the Share Exchange Agreement, the Company assumed $128,500 of face value of 2007 Debentures (the Â“2007 DebenturesÂ”) and a derivative liability of $222,456 associated with the 2007 Debentures. The 2007 Debentures are convertible at a conversion price (the Â“Conversion PriceÂ”) for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the CorporationÂ’s common stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Debentures provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Corporation or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Corporation.

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

5.

StockholdersÂ’ deficit:

Preferred Stock

Series A Preferred Stock

As of October 31, 2011 there are 160,000 shares of Series A Preferred stock outstanding. Pursuant to the Certificate of Designation for Series A Preferred Stock, as amended, holders of the Series A Preferred Stock can convert the shares of preferred stock to common stock.  The conversion price is equal to 50% of the average of the three lowest closing bid prices of our common stock in the 10 days immediately preceding the conversion.  Additionally Series A holders are entitled to vote their stock on an as if converted to common stock basis on each matter submitted to vote at a meeting of China NuvoÂ’s stockholders. In the event of the CorporationÂ’s liquidation, the Series A Preferred Stock shall rank senior to any class or series of the CorporationÂ’s capital stock created after the Series A Preferred Stock; pari passu with any class or series of the CorporationÂ’s capital stock created after the series A Preferred Stock that ranks on parity with the Series A Preferred Stock; and junior to any class or series of the CorporationÂ’s capital stock created after the Series A Preferred Stock that ranks senior to the Series A Preferred Stock.  The Series A Preferred Stock shall be senior to the CorporationÂ’s common stock. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of China NuvoÂ’s common stock or other securities.

Series B Preferred Stock

Pursuant to the Certificate of Designation for Series B Preferred Stock, shares issued and outstanding of the Series B Preferred Stock shall convert immediately to shares of common stock upon the Company filing and completing an increase in their authorized shares of common stock, whereby such increase will allow for the conversion of the Class B Preferred Stock. Each share of preferred stock will convert to an amount of shares of common stock that in their totality will equal eighty percent (80%) of the outstanding common stock, subsequent to its conversion; without exceeding the newly authorized common stock.  Additionally Series B holders are entitled to vote their stock on an as if converted to common stock basis on each matter submitted to vote at a meeting of China NuvoÂ’s stockholders. In the event of the CorporationÂ’s liquidation, the Series B Preferred Stock shall rank senior to any class or series of the CorporationÂ’s capital stock created after the Series B Preferred Stock; pari passu with any class or series of the CorporationÂ’s capital stock created after the series B Preferred Stock that ranks on parity with the Series B Preferred Stock; and junior to any class or series of the CorporationÂ’s capital stock created after the Series B Preferred Stock that ranks senior to the Series B Preferred Stock.  The Series B Preferred Stock shall be senior to the CorporationÂ’s common stock. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of China NuvoÂ’s common stock or other securities.

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

Pursuant to the Agreement, the Registrant agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the Â“Share ExchangeÂ”) for the original issuance of an aggregate of 857,143 shares (the Â“Exchange SharesÂ”) of the RegistrantÂ’s Series B Preferred Stock, par value $0.001 per share (the Â“Series B Preferred StockÂ”).  The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange.  Further in accordance with the Agreement, and following an amendment of the RegistrantÂ’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 shares of the RegistrantÂ’s common stock, par value $0.001 per share (the Â“Common StockÂ”) equal to 70% of the issued and outstanding Common Stock of the Registrant.

Additionally, pursuant to the agreement, the Company issued 142,857 shares of its Series B Preferred Stock to Abod Partners, LLC. (Â“AbodÂ”).  Abod has acted as a consultant to in facilitating the Agreement by and among the Company and SurgLine. Upon the effectiveness of the increase in the authorized shares of capital stock of the Registrant, the 142,857 shares of Series B Preferred Stock were exchanged for 545,364,919 shares of our Common Stock. As of October 31, 2011 there were no shares of Series B Preferred Stock outstanding.

Common Stock

On September 1, 2011, as a covenant to the Agreement, holders of a majority of the RegistrantÂ’s outstanding Common Stock voted to amend the RegistrantÂ’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 1,500,000,000 shares to 6,500,000,000 par value $0.001 shares (the Â“AmendmentÂ”) of which (a) 6,475,000,000 shares were designated as Common Stock and (b) 25,000,000 shares were designated as blank check preferred stock.

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

 Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 stock Option Plan and 300,000 under the 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the CompanyÂ’s common stock. There are currently 10,000,000 shares of the CompanyÂ’s common stock under the 2007 Plan. As of October 31, 2011 there were options to purchase 16,500,000 shares of the CompanyÂ’s common stock outstanding under the 2007 Stock Option Plan. Additionally, the Company has warrants outstanding to purchase 1,000,000 shares of common stock

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

A summary of the activity of the CompanyÂ’s outstanding options and warrants during the three months ended October 31, 2011 is as follows:

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

0.0%

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED OCTOBER 31, 2011

7.

Subsequent events

Common Stock Issuances

In November 2011, the Company issued $100,000 in convertible notes to seven investors. The notes convert at a discount equal to 50% of the average of the lowest three trading prices per share of the CompanyÂ’s common stock for the ten (10) trading days immediately preceding the date of conversion. Accordingly, in November 2011, upon the Company receiving Conversion Notices on the $100,000 convertible notes from the noteholders, the Company issued 146,853,147 shares of restricted common stock.

In November 2011, the Company issued 31,044,776 shares of common stock upon the conversion of $20,000 of the 2011 Convertible Notes and $800 of accrued and unpaid interest.

On November 15, 2011 the Company issued 40,000,000 shares of common stock upon the conversion of $30,000 of the 2007 Debentures.  The shares were issued at an average conversion price of $0.00075 per share.

Management performed an evaluation of the CompanyÂ’s activity through the date these financials were issued to determine if they must be reported.  The Management of the Company determined that there were no other reportable subsequent events to be disclosed

ITEM TWO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

China Nuvo Solar Energy, Inc. (the Â“CompanyÂ”) was originally organized under the laws of the State of Nevada in 1996 as Zacman Enterprises, Inc. and subsequently changed our name to eNutrition, Inc.

On May 17, 2002, our stockholders approved our acquisition of all of the issued and outstanding securities of Torpedo Delaware in exchange for 8,000,000 shares of our common stock issued to the Torpedo USA stockholders.

On February 1, 2005, we acquired all of the issued and outstanding common stock of Interactive Games, Inc. (Â“InteractiveÂ”).  In conjunction with the Interactive agreement, we changed our name to Interactive Games, Inc.

Pursuant to an Agreement and Plan of Reorganization dated as of April 23, 2007, as amended on July 25, 2007 by and between the Company and Nuvo Solar Energy, Inc., a Colorado corporation (Â“NuvoÂ”), we and Nuvo entered into a share exchange whereby all of the issued and outstanding capital stock of Nuvo, on a fully-diluted basis, was exchanged for like securities of the Company, and whereby Nuvo became our wholly owned subsidiary. Contemporaneously, we changed our name to Â“China Nuvo Solar Energy, Inc.Â”

On September 1, 2011, the Registrant entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the Â“Share Exchange AgreementÂ”) with SurgLine, Inc., a Nevada corporation (Â“SurgLineÂ”) and the shareholders of SurgLine.  Upon consummation of the transactions set forth in the Agreement (the Â“ClosingÂ”), the Registrant adopted the business plan of SurgLine.

On September 1, 2011, as a covenant to the Agreement, holders of a majority of the RegistrantÂ’s outstanding Common Stock voted to amend the RegistrantÂ’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 1,500,000,000 shares to 6,500,000,000 par value $0.001 shares (the Â“AmendmentÂ”) of which (a) 6,475,000,000 shares were designated as Common Stock and (b) 25,000,000 shares were designated as blank check preferred stock.

For SEC reporting purposes, SurgLine is treated as the continuing reporting entity that acquired China Nuvo (the historic registrant). The reports filed after the transaction have been prepared as if SurgLine (accounting acquirer) were the legal successor to China NuvoÂ’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of SurgLine, for all periods prior to the share exchange and consolidated with China Nuvo from the date of the share Exchange. SurgLine previously had a June 30 fiscal year end, but has now assumed the fiscal year end of China Nuvo, the legal acquirer.  Accordingly, the financial statements presented herein are the unaudited financial statements for the three months ended October 31, 2011 are of SurgLine, Inc., and from September 1, 2011 are consolidated with China Nuvo.   Since SurgLine was not formed until March 2011, there are no comparative results for the period ending October 31, 2010.  All share and per share amounts of SurgLine have been retroactively adjusted to reflect the legal capital structure of China Nuvo pursuant to FASB ASC 805-40-45-1.

SurgLine was incorporated on March 15, 2011 under the laws of the state of Nevada. The Company will focus on providing its customers with the highest quality medical and surgical products at the lowest possible cost by eliminating the Â“historical brand premium.Â” The CompanyÂ’s founders saw the need to help reduce costs in the acute care healthcare system, and particularly that of the Operating Rooms. The CompanyÂ’s core business strategy is simply: Source and sell the highest quality medical and surgical products for substantially less, thereby reducing the Â“historical brand premiumÂ” that has historically been  absorbed  by healthcare end users, including hospitals, outpatient surgery centers, medical clinics, self-insured employers, managed care organizations, commercial insurance carriers and state and federal governmental payers.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2011 and 2010, as well as the CompanyÂ’s Current report on Form 8-K/A, filed with the SEC on December 14, 2011.  The financial statements presented for the three months ended October 31, 2011 include the SurgLine and effective September 1, 2011 consolidated with China Nuvo Solary Energy, Inc.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following Â“ManagementÂ’s Discussion and Analysis of Financial Conditions and Results of OperationsÂ”.

The CompanyÂ’s financial statements for the three months ended October 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred losses since its inception and has a working capital deficit of approximately $1,491,000, and an accumulated shareholdersÂ’ deficit of approximately $2,075,000 as of October 31, 2011.

These factors raise substantial doubt about the CompanyÂ’s ability to continue as a going concern.  There can be no assurance that the Company will have adequate resources to fund future operations or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REVENUES

For the three months ended October 31, 2011 the Company had revenues of $75,272 consisting of sales to one customer of the CompanyÂ’s surgical implant products.

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

ITEM 4T. DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the Â“CFOÂ”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of October 31, 2011 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (Â“SECÂ”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus itsÂ’ efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a companyÂ’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

There have been no changes in the CompanyÂ’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the CompanyÂ’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Agreement, the Registrant agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the Â“Share ExchangeÂ”) for the original issuance of an aggregate of 857,143 shares (the Â“Exchange SharesÂ”) of the RegistrantÂ’s Series B Preferred Stock, par value $0.001 per share (the Â“Series B Preferred StockÂ”).  The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange.  Further in accordance with the Agreement, and following an amendment of the RegistrantÂ’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 shares of the RegistrantÂ’s common stock, par value $0.001 per share. Additionally, pursuant to the provisions of the Share Exchange Agreement, the Company issued 163,609,476 newly issued shares of Common Stock to the SurgLine shareholders, in satisfaction of the anti dilution provisions in the Share Exchange Agreement.  As a result of the Share Exchange, the Registrant issued a total of 3,981,163,909 shares of its common stock to the SurgLine shareholders.

Additionally, the Registrant has agreed to issue 142,857 shares of its Series B Preferred Stock to Abod Partners, LLC. (Â“AbodÂ”). Abod has acted as a consultant to the Registrant in facilitating the Agreement by and among the Registrant and SurgLine. Upon the effectiveness of the increase in the authorized shares of capital stock of the Registrant, the 142,857 shares of Series B Preferred Stock were exchanged for 545,364,919 shares of our Common Stock.

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

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The agreements executed in connection with this sale contain representations to support the CompanyÂ’s reasonable belief that the Investor had access to information concerning the CompanyÂ’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are Â“accredited investorsÂ” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the Investor; the Company obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Company in order to make an informed investment decision. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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