Form 10-K/A
period 2011-07-31
CHINA NUVO SOLAR ENERGY INC
filed 2012-02-13
CIK 1126411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

  X .  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JULY 31, 2011

       .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from            to           .

Commission File Number 333-48746

SURGLINE INTERNATIONAL, INC.

formerly

CHINA NUVO SOLAR ENERGY, INC.

(Name of Registrant in its charter)

NEVADA	87-0567853
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

319 Clematis Street – Suite 400, West Palm Beach, Florida 33401

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

Yes      . No  X .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:   Yes      . No      .

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

EXPLANATORY PARAGRAPH

This Amendment No. 2 (“Amendment No. 2”) on Form 10-K/A amends the Registrants Annual Report on Form 10-K/A for the fiscal year ended July 31, 2011, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on December 1, 2011 (“Amendment No. 1”).  The Registrant is filing this Amendment No. 2 for the purpose of revising Management’s Report on Internal Control over Financial Reporting under Item 9A(T)  Control and Procedures as well as revising the Report of Independent Registered Public Accounting Firm, in response to comments received from the SEC staff by a letter dated January 6, 2012.

Since the filing of Amendment No.1, the Registrant has changed its name to SurgLine International, Inc., and accordingly we have changed the name on the cover page and signature page only of this Amendment No. 2.  In addition, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to Amendment No.1. This Amendment No.2 does not reflect events that may have occurred subsequent to the Amendment No. 1 Filing date, and does not modify or update in any way disclosures made in the Form 10-K/A for the fiscal year ended July 31, 2011.

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

—

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

•

redesign our product to avoid infringement;

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .. ..   As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of July 31, 2011 as described below.

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

(c)

Summary compensation tables.

Table 1. Summary Compensation of Executive Officers

Name & Principal Position	Year	Salary (1)	Bonus	Restricted Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Henry Fong,	2011	$120,000	$-	-	-	$-	$-	$120,000
Chief Executive Officer	2010	$120,000	$-	-	20,000	$-	$-	$140,000
And President	2009	$120,000	$-	-	-	$-	$-	$120,000

Barry Hollander	2011	$10,200	$-	-	-	$-	$-	$10,200
Chief Financial	2010	$7,000	$-	-	9,000	$-	$-	$16,000
Officer	2009	$15,375	$-	-	-	$-	$-	$15,375

Thomas G. Toland	2011	$-	$-	-	-	$-	$-	$-
Chief Executive Officer	2010	$-	$-	-	-	$-	$-	$-
	2009	$-	$-	-	-	$-	$-	$-

Richard Dutch	2011	$-	$-	-	-	$-	$-	$-
Chief Operating Officer	2010	$-	$-	-	-	$-	$-	$-
	2009	$-	$-	-	-	$-	$-	$-

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

SURGLINE INTERNATIONAL, INC., Formerly CHINA NUVO SOLAR ENERGY, INC.
(Registrant)

Date: February 10, 2012	By: /s/ Thomas G Toland
Thomas G Toland
Principal Executive Officer

By: /s/ Barry S. Hollander
Barry S. Hollander
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 10, 2012	/s/ Henry Fong
Henry Fong
Director

Date: February 10, 2012	/s/ Thomas G. Toland
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

Board of Directors

China Nuvo Solar Energy, Inc. and subsidiary

West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of China Nuvo Solar Energy, Inc. as of July 31, 2011 and 2010, stockholders’ equity for the years ending July 31, 2011 and 2010, and the related statements of operations, of changes in shareholders’ deficit and cash flows for the years then ended and from the period April 16, 2006 (date of inception) through July 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Nuvo Solar Energy, Inc. as of July 31, 2011 and 2010, and the results of its operations, of changes in shareholders’ deficit and its cash flows for the years then ended and for the period from April 16, 2006 (date of inception) through July 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

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