Form 10-Q/A
period 2011-10-31
SURGLINE INTERNATIONAL, INC.
filed 2012-02-24
CIK 1126411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-48746

SURGLINE INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

CHINA NUVO SOLAR ENERGY, INC.

(Former name if changed since last report.)

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

EXPLANATORY NOTE

SurgLine International, Inc. (the “Company”), formerly China Nuvo Solar Energy, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) in response to comments received from the securities and Exchange Commission regarding the accounting treatment of the merger between SurgLine and China Nuvo to reflect the retroactive presentation required by reverse merger recapitalization accounting.

For ease of reference, this Amendment No. 1 amends the balances as of July 31, 2011 on the Shareholders’ Deficit Schedule to be retroactively restated for the equivalent number of shares issued to the accounting acquirer,SurgLine, with an adjustment to paid-in capital for any difference in par value. In addition, earnings or loss per share have been retroactively restated for the number of equivalent shares received by SurgLine, the accounting acquirer, as a result of  the basic and dilutive weighted average shares outstanding have been restated to reflect the retroactive presentation of the shares recived by SurgLine.

Also, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 1.

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

Assets
	October 31, 2011	July 31, 2011

Current Assets
Cash	$9,889	$49,011
Accounts receivable	45,272	-
Notes and interest receivable, other	36,276	-
Inventory	16,095	-
Debt issuance costs	4,558	-
Prepaid assets and deposits	1,152	22,500
Total current assets	113,242	71,511

Property, plant and equipment, net	1,531	704

Total assets	$114,773	$73,215

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities, related parties	$369,178	$20,007
Accounts payable and accrued expenses	397,824	49,000
Convertible debentures payable, net	188,588	-
Derivative liability convertible debentures	269,849	-
Notes payable	376,259	500
Notes payable, related parties	38,543	-

Total current liabilities	1,640,244	69,507

Long-term liabilities:
Convertible debentures payable, net	—	—

Total liabilities	1,640,244	69,507

Shareholders’ deficit:
Preferred stock, 25,000,000 shares authorized Series A, 1,000,000 shares authorized; stated value $1.00 per share; 160,000 (October) issued and outstanding	160,000	—
Series B, par value $0.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value, 6,475,000,000 shares authorized; 5,623,528,697 (October) shares issued and outstanding	5,623,528	3,981,164

Additional paid-in capital	(4,804,412)	(3,278,584)
Retained earnings	(2,500,587)	(699,871)

Total shareholders' deficit	(1,525,471)	2,708

Total liabilities and shareholders' deficit	$114,773	$72,215

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

 Condensed Consolidated Statement of Operations

For the Three Months Ended October 31, 2011

2011

Revenues:
Revenues	$75,272
Cost of revenues	39,424

Gross profit	35,848

Operating costs and expenses:
Selling, general and administrative
Consulting fees	34,500
Management and consulting fees, related parties	168,900
Salaries including stock compensation cost	1,527,022
Legal and accounting	13,748
Other	30,584

Total operating costs and expenses	1,774,754

Operating loss	(1,738,906)

Other income (expenses)
Interest expense, related parties	(863)
Interest expense, other	(76,141)
Fair value adjustment of derivative liabilities	15,194
Total other income (expenses)	(61,810)

Net income (loss)	$(1,800,716)

Basic and diluted net income (loss)per common share	$(0.01)

Basic and diluted weighted average common shares outstanding	4,994,340,006

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Deficit

			Additional paid-in capital	Preferred stock	Accumulated (deficit) equity	Total stockholders' deficit
	Common stock
	Shares	Amount

Balances, July 31, 2011	3,981,163,909	$3,981,164	$(3,278,584)	$-	$(699,871)	$2,709

Issuance of shares for reverse merger with SurgLine	863,107,963	863,108	(2,677,155)	199,473	-	(1,614,574)

Issuance of shares pursuant to consulting agreement	545,364,919	545,365	981,657			1,527,022

Issuance of shares upon conversion of subordinated debentures	124,320,512	124,321	192,762	-	-	317,083

Issuance of shares upon conversion of series A Preferred Stock	32,894,167	32,894	6,579	(39,473)	-	-

Issuance of shares pursuant to conversion of accounts payable	76,677,667	76,678	(33,671)	-	-	43,007

Net loss	-	-	-	-	(1,800,716)	(1,800,716)

Balances, October 31, 2011	5,623,529,137	$5,623,528	$(4,808,412)	$160,000	$(2,500,587)	$(1,525,471)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended October 31, 2011

2011

Cash flows from operating activities:
Net income (loss)	$(1,800,716)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in derivative liability	(15,194)
Stock based compensation	1,527,022
Cash acquired in merger	152
Amortization of discount on debentures payable	58,911
Amortization of debt issuance costs	5,861
Change in operating assets and liabilities:
Increase in accounts receivable	(45,272)
Increase in inventory	(16,095)
Decrease in prepaid expenses and other current assets	22,348
Increase in accounts payable and accrued expenses	167,117
Decrease in amounts due to related parties	(20,329)
Net cash used in operating activities	(116,195)

Cash flows from investing activities:
Purchase of property and equipment	(827)

Net cash used in investing activities	(827)

Cash flows from financing activities:
Proceeds from sale of common stock	-
Proceeds from issuance of related party notes payable	2,400
Proceeds from debentures payable	78,000
Placement fees paid	(2,500)
Net cash provided by financing activities	77,900

Net increase (decrease) in cash and cash equivalents	(39,122)

Cash and cash equivalents, beginning of period	49,011

Cash and cash equivalents, end of period	$9,889

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$458
Cash paid during the year for taxes	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for services	$1,527,022

Fair value of shares of common stock issued for debentures and accrued and unpaid interest	$98,336

Fair value of shares of common stock issued for account payable	$43,007

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

2.

Accrued liabilities, related parties:

Accrued liabilities, related parties at October 31, 2011 are as follows:

2011

Management fees	$359,702
Accrued interest	5,245
Affiliated Companies	4,234

$369,181

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

Dated: February 20, 2012

SURGLINE INTERNATIONAL, INC.

Formerly, CHINA NUVO SOLAR ENERGY, INC.

By:

/s/ Thomas G. Toland

Thomas G. Toland

President, Chief Executive Officer, Director

(Principal Executive Officer)

By:

/s/ Barry S. Hollander

Barry S. Hollander

Chief Financial Officer

(Principal Financial Officer)