Form 10-K/A
period 2011-07-31
SURGLINE INTERNATIONAL, INC.
filed 2012-03-14
CIK 1126411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X . (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:      .

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

EXPLANATORY PARAGRAPH

This Amendment No. 3 (“Amendment No. 3”) on Form 10-K/A amends the Registrants Annual Report on Form 10-K/A for the fiscal year ended July 31, 2011, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2012 (“Amendment No. 2”).  The Registrant is filing this Amendment No. 3 for the purpose of revising the Report of Independent Registered Public Accounting Firm, in response to comments received from the SEC staff by a letter dated January 6, 2012. .  In addition, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to Amendment No.2. This Amendment No.3 does not reflect events that may have occurred subsequent to the Amendment No. 2 Filing date, and does not modify or update in any way disclosures made in the Form 10-K/A for the fiscal year ended July 31, 2011.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)..  As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of July 31, 2011 as described below.

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

SURGLINE INTERNATIONAL, INC.,
(Registrant)

Date: March 9, 2012	By: /s/ Thomas G Toland
Thomas G Toland
Principal Executive Officer

By: /s/ Barry S. Hollander
Barry S. Hollander
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2012	/s/ Henry Fong
Henry Fong
Director

Date: March 9, 2012	/s/ Thomas G. Toland
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

Board of Directors

China Nuvo Solar Energy, Inc. and Subsidiary

West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of China Nuvo Solar Energy, Inc. as of July 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended July 31, 2011 and from April 16, 2006 (date of inception) through July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Nuvo Solar Energy, Inc. as of July 31, 2011 and 2010, and the results of its operations, and its cash flows for each of the two years in the period ended July 31 2011, and from April 16, 2006 (date of inception) through July 31, 2011 in conformity with U.S. generally accepted accounting principles.

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

Los Angeles, CA

November 14, 2011

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