Form 10-Q
period 2012-01-31
SURGLINE INTERNATIONAL, INC.
filed 2012-03-15
CIK 1126411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Number of shares of common stock outstanding at March 12, 2012 is 5,929,242,223

SURGLINE INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Assets
	January 31, 2012	July 31, 2011

Current Assets
Cash	$9,447	$49,011
Accounts receivable	68,238	-
Notes and interest receivable, other	36,276	-
Inventory	116,005	-
Debt issuance costs	6,161	-
Prepaid assets and deposits	602	22,500
Total current assets	236,729	71,511

Property, plant and equipment, net	2,129	704

Total assets	$238,858	$73,215

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities, related parties	$341,478	$20,007
Accounts payable and accrued expenses	551,838	49,000
Convertible debentures payable, net	154,664	-
Derivative liability convertible debentures	290,667	-
Notes payable	375,759	500
Notes payable, related parties	46,543	-

Total current liabilities	1,760,949	69,507

Long-term liabilities:
Convertible debentures payable, net	—	—

Total liabilities	1,760,949	69,507

Shareholders’ deficit:
Preferred stock, 25,000,000 shares authorized Series A, 1,000,000 shares authorized; stated value $1.00 per share; 160,000 (January) issued and outstanding	160,000	—
Series B, par value $0.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value, 6,475,000,000 shares authorized; 5,896,646,179 (January), and 3,981,163,909 (July) shares issued and outstanding	5,896,646	3,981,164

Additional paid-in capital	(4,568,604)	(3,278,584)
Retained earnings	(3,010,133)	(699,871)

Total shareholders' deficit	(1,522,091)	2,708

Total liabilities and shareholders' deficit	$238,858	$72,215

See accompanying notes to financial statements

SURGLINE INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the Three and Six Months Ended January 31, 2012

Three months ended             Six months ended

January 31, 2012               January 31, 2012

Revenues:
Revenues	$27,876	$103,148
Cost of revenues	21,977	61,401

Gross profit	5,899	41,747

Operating costs and expenses:
Selling, general and administrative
Consulting fees	33,000	67,500
Management and consulting fees, related parties	67,300	236,200
Salaries including stock compensation cost	-	1,527,022
Legal and accounting	34,002	47,750
Other	22,016	52,600

Total operating costs and expenses	156,318	1,931,072

Operating loss	(150,419)	(1,889,325)

Other income (expenses)
Interest expense, related parties	(1,046)	(1,909)
Interest expense, other	(57,123)	(133,264)
Beneficial conversion feature	(223,776)	(223,776)
Fair value adjustment of derivative liabilities	(77,182)	(61,988)
Total other income (expenses)	(359,127)	(420,937)

Net income (loss)	$(509,546)	$(2,310,626)

Basic and diluted net income (loss)per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	5,818,131,679	5,408,486,495

See accompanying notes to financial statements

SURGLINE INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders' Deficit

	Common	Stock	Additional paid-in capital	Preferred stock	Accumulated (deficit) equity	Total stockholders' deficit

	Shares	Amount

Balances, July 31, 2011	3,981,163,909	$3,981,164	$(3,278,584)	-	$(699,871)	$2,709

Issuance of shares for reverse merger with SurgLine	863,107,522	863,108	(2,677,155)	199,473	-	(1,614,574)

Issuance of shares pursuant to consulting agreement	545,364,919	545,365	981,657			1,527,022

Issuance of shares upon conversion of subordinated debentures	233,280,233	233,280	(70,280)	-	-	163,000

Issuance of shares upon conversion of series A Preferred Stock	32,894,167	32,894	6,579	(39,473)	-	-

Issuance of shares pursuant to conversion of accounts payable	76,677,667	76,678	(33,671)	-	-	43,007

Issuance of shares of common stock for services	3,000,000	3,000	(1,500)			1,500
Issuance of shares of common stock pursuant to conversion of accrued interest	14,304,615	14,305	(2,684)			11,621

Issuance of common stock upon conversion of convertible notes	146,853,147	146,853	(46,853)			100,000

Beneficial conversion feature			223,776			223,776

Redemption of subordinated debentures			330,111			330,111
Net loss	-	-	-	-	(2,310,262)	(2,310,262)

Balances, January 31, 2012	5,896,646,179	$5,896,646	$(4,568,604)	$160,000	$(3,010,133)	$(1,522,091)

See accompanying notes to financial statements

SURGLINE INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended January 31, 2012

2012

Cash flows from operating activities:
Net income (loss)	$(2,310,262)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in derivative liability	61,988
Stock based compensation	1,527,022
Common stock issued for services	1,500
Cash acquired in merger	152
Amortization of discount on debentures payable	99,986
Amortization of debt issuance costs	9,258
Beneficial conversion feature	223,7876
Change in operating assets and liabilities:
Increase in accounts receivable	(68,238)
Increase in inventory	(116,005)
Decrease in prepaid expenses and other current assets	21,898
Increase in accounts payable and accrued expenses	322,420
Decrease in amounts due to related parties	(47,033)
Net cash used in operating activities	(273,539)

Cash flows from investing activities:
Purchase of property and equipment	(1,425)

Net cash used in investing activities	(1,425)

Cash flows from financing activities:
Proceeds from sale of common stock	-
Proceeds from issuance of related party notes payable	10,400
Proceeds from issuance of convertible notes payable	100,000
Proceeds from debentures payable	133,000
Placement fees paid	(7,500)
Repayments of notes payable	(500)
Net cash provided by financing activities	235,400

Net increase (decrease) in cash and cash equivalents	(39,564)

Cash and cash equivalents, beginning of period	49,011

Cash and cash equivalents, end of period	$9,447

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,837
Cash paid during the year for taxes	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for services	$1,527,022

Fair value of shares of common stock issued for debentures and accrued and unpaid interest	$98,336

Fair value of shares of common stock issued for account payable	$43,007

See accompanying notes to financial statements

SURGLINE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE AND SIX MONTHS ENDED JANUARY 31, 2012

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

On October 18, 2011 the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation to change the name of Registrant to SurgLine International, Inc. The amendment was approved by a majority of the Company’s shareholders and the Company’s Board of Directors.

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,524,220 at January 31, 2012. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future. The debt financing may include loans from our officers and directors. Although our balance sheet includes current liabilities of approximately $1,761,000, a portion of this amount are in the form of a derivative liability of $290,667 and convertible notes and debentures of $530,423. These amounts, plus other related party loans of approximately $47,000 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations. Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company.

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of SurgLine International, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at January 31, 2012, the results of operations for the three and six months ended January 31, 2012 and cash flows for the six months ended January 31, 2012. The balance sheet as of July 31, 2011 is derived from SurgLine’s audited financial statements.

For SEC reporting purposes, SurgLine is treated as the continuing reporting entity that acquired China Nuvo (the historic registrant). The reports filed after the transaction have been prepared as if SurgLine (accounting acquirer) were the legal successor to China Nuvo’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of SurgLine, for all periods prior to the share exchange and consolidated with China Nuvo from the date of the share Exchange. SurgLine previously had a June 30 fiscal year end, but has now assumed the fiscal year end of China Nuvo, the legal acquirer. Accordingly, the financial statements presented herein are the unaudited financial statements for the three and six months ended January 31, 2012 are of SurgLine, Inc., and from September 1, 2011 are consolidated with SurgLine International, Inc., formerly China Nuvo. Since SurgLine was formed in March 2011, there are no comparative results for the three and six months ended January 31, 2011. All share and per share amounts of SurgLine have been retroactively adjusted to reflect the legal capital structure of China Nuvo pursuant to FASB ASC 805-40-45-1.

SurgLine, Inc. (“SurgLine”) was incorporated on March 15, 2011 under the laws of the state of Nevada. The Company provides its customers with the highest quality medical and surgical products at the lowest possible cost by eliminating the “historical brand premium.” The Company’s founders saw the need to help reduce costs in the acute care healthcare system, and particularly that of the Operating Rooms. The Company’s core business strategy is simply: Source and sell the highest quality medical and surgical products for substantially less, thereby reducing the “historical brand premium” that has historically been  absorbed  by healthcare end users, including hospitals, outpatient surgery centers, medical clinics, self-insured employers, managed care organizations, commercial insurance carriers and state and federal governmental payers.

On certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2011, as filed with the SEC on February 4, 2012, and the Company’s Current Report on Form 8-K/A, filed on February 13, 2012.

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

Inventory

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. At January 31, 2012, $116,005 of finished goods inventory was on hand.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). There are 16,500,000 stock options outstanding at January 31, 2012.

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

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at January 31, 2012 was 488,162,142 and are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

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

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The guidance improves the comparability of financial reporting and facilitates the convergence of U.S. GAAP and IFRS by amending the guidance in ASC 220, Comprehensive Income.  Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective retrospectively for annual and interim periods beginning after December 15, 2011.  The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	Accrued liabilities, related parties:

Accrued liabilities, related parties at January 31, 2012 are as follows:

2012

Management fees	$330,952
Accrued interest	6,292
Affiliated Companies	4,234

$341,478

3.	Convertible debentures payable:

Current Year Convertible Notes

On September 13, 2011, the Company entered into a note agreement with an institutional investor for the issuance of a convertible promissory note of $28,000. On November 25, 2011 and December 28, 2011 the Company entered into two additional notes with the same investor for $30,000 and $25,000 respectively (together referred to as the “CY Convertible Notes”).

Among other terms, the CY Convertible Notes matures on its’ nine month anniversary (the “Maturity Date”), unless prepayment of any of the CY Convertible Notes is required in certain events, as called for in the agreement.  The CY Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.  In addition, the CY Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The CY Convertible Notes bears interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the CY Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the CY Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable.

The Company may at its option prepay the CY Convertible Notes in full during the first ninety days following their issuance in an amount equal to 150% of the outstanding principal and interest, and during the 91st to 180th days following the Note in an amount equal to 175% of the outstanding principal and interest. Further terms call for the Company to maintain shares reserved for issuance as stated in the CY Convertible Note.

We received net proceeds from the CY Convertible Notes of $75,500 after debt issuance costs of $7,500 paid for lender legal fees.  These debt issuance costs will be amortized over the term of the CY Convertible Note or such shorter period as the CY Convertible Note may be outstanding.  Accordingly, as the CY Convertible Note is converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. For the three and six months ended January 31, 2012, $1,732 and $2,176 of these costs had been expensed as debt issuance costs.

We have determined that the conversion feature of the CY Convertible Notes represents an embedded derivative since the CY Convertible Note is convertible into a variable number of shares upon conversion. Accordingly, the CY Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the CY Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the CY Convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $83,000 face amount of the CY Convertible Notes were stripped of its’ conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the CY Convertible Notes resulted in an initial debt discount of $83,000 and an initial loss on the valuation of derivative liabilities of $40,290 for a derivative liability balance of $123,290 at issuance.

The fair values of the CY Convertible Notes were calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
9/13/11	$46,667	9 months	$0.0012	$0.0026	187%	1.4%
11/25/11	40,909	9 months	0.00073	0.0015	193%	.02
12/28/11	35,714	9 months	0.0007	0.0014	194%	.02

At January 31, 2012, the Company revalued the derivative liability balance of the CY Convertible Notes; the change in the derivative liability increased by $42,710.

The fair value of the CY Convertible Note was calculated at January 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$166,000	9 months	$0.0005	207%	.05%

Pursuant to the Share Exchange Agreement, the Company assumed a derivative liability of $253,333 related to the face value of $123,000 of Convertible Notes (the “Assumed Convertible Notes”). The Assumed Convertible Notes have terms similar to the CY Convertible Notes. Subsequent to the Share Exchange Agreement, the Company issued 182,671,002 shares of common stock upon the conversion of $113,000 face value of the Assumed Convertible Notes, $4,405 of accrued and unpaid interest and $1,500 of fees on the Assumed Convertible Notes. The Company reduced the derivative liability by $223,571 as a result of the redeemed Assumed Convertible Notes. The Company revalued the remaining face value of $10,000 of the Assumed Convertible Notes as of January 31, 2012 and recorded a credit to expense of $9,762 and reduced the derivative liability balance by $9,762; resulting in a derivative liability balance of $20,000 as of January 31, 2012 related to the Assumed Convertible Notes.

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

Subsequent to the Share Exchange Agreement, the Company issued 67,913,846 shares of common stock upon the conversion of $50,000 of face value of the 2007 Debentures and $7,216 of accrued and unpaid interest. The Company reduced the derivative liability of the 2007 Debenture by $70,175 as a result of the redeemed 2007 Debentures. The Company revalued the remaining face value of $78,500 of the 2007 Debentures as of January 31, 2012 and reduced the derivative liability of the 2007 Debentures by $11,251 and recorded a credit to expense of $11,251; resulting in a derivative liability balance of $104,667 as of January 31, 2012 related to the 2007 Debentures.

The following table summarizes the balance sheet amounts as of January 31, 2012, as well as the amounts included in the consolidated statement of operations for the six months ended January 31, 2012.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007 Debenture	$-	$104,667	$78,500	$-
CY Conv Note	5,325	166,000	83,000	58,504
Assumed Conv Note	836	20,000	10,000	8,333
	$6,161	$290,667	$171,500	$66,836

Operating Statement

Debentures	Debt issuance costs (interest expense)	Fair value adjustment of derivative liability

2007 Debenture	$-	$(11,251)
CY Conv Note	2,175	42,711
Assumed Conv Note	7,083	(9,762)
	$9,258	$21,698

4.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at January 31, 2012 consist of the following:

2011

Notes payable	$375,759
Notes payable, related parties [A]	46,543
Convertible debentures, net of discount of $66,836	154,664
576,966

Less current portion	576,966

Long-term debt, net of current portion	$-

A.     Includes notes of $8,500 due to Mr. Fong, a member of our Board of Directors, as well as $38,043 due to various companies that Mr. Fong is affiliated with.

5.	Stockholders’ deficit:

Preferred Stock

Series A Preferred Stock

As of January 31, 2012 there are 160,000 shares of Series A Preferred stock outstanding. Pursuant to the Certificate of Designation for Series A Preferred Stock, as amended, holders of the Series A Preferred Stock can convert the shares of preferred stock to common stock.  The conversion price is equal to 50% of the average of the three lowest closing bid prices of our common stock in the 10 days immediately preceding the conversion.  Additionally Series A holders are entitled to vote their stock on an as if converted to common stock basis on each matter submitted to vote at a meeting of stockholders. In the event of the Corporation’s liquidation, the Series A Preferred Stock shall rank senior to any class or series of the Corporation’s capital stock created after the Series A Preferred Stock; pari passu with any class or series of the Corporation’s capital stock created after the series A Preferred Stock that ranks on parity with the Series A Preferred Stock; and junior to any class or series of the Corporation’s capital stock created after the Series A Preferred Stock that ranks senior to the Series A Preferred Stock.  The Series A Preferred Stock shall be senior to the Corporation’s common stock. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of common stock or other securities.

Series B Preferred Stock

Pursuant to the Certificate of Designation for Series B Preferred Stock, shares issued and outstanding of the Series B Preferred Stock shall convert immediately to shares of common stock upon the Company filing and completing an increase in their authorized shares of common stock, whereby such increase will allow for the conversion of the Class B Preferred Stock. Each share of preferred stock will convert to an amount of shares of common stock that in their totality will equal eighty percent (80%) of the outstanding common stock, subsequent to its conversion; without exceeding the newly authorized common stock.  Additionally Series B holders are entitled to vote their stock on an as if converted to common stock basis on each matter submitted to vote at a meeting of stockholders. In the event of the Corporation’s liquidation, the Series B Preferred Stock shall rank senior to any class or series of the Corporation’s capital stock created after the Series B Preferred Stock; pari passu with any class or series of the Corporation’s capital stock created after the series B Preferred Stock that ranks on parity with the Series B Preferred Stock; and junior to any class or series of the Corporation’s capital stock created after the Series B Preferred Stock that ranks senior to the Series B Preferred Stock.  The Series B Preferred Stock shall be senior to the Corporation’s common stock. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of common stock or other securities.

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

Additionally, pursuant to the agreement, the Company issued 142,857 shares of its Series B Preferred Stock to Abod Partners, LLC. (“Abod”).  Abod has acted as a consultant in facilitating the Agreement by and among the Company and SurgLine. Upon the effectiveness of the increase in the authorized shares of capital stock of the Registrant, the 142,857 shares of Series B Preferred Stock were exchanged for 545,364,919 shares of our Common Stock. As of January 31, 2012 there were no shares of Series B Preferred Stock outstanding.

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

Shares issued for conversion of subordinated debentures, accrued interest and fees

From September 2, 2011 through January 31, 2012 the Company issued 233,280,233 shares of common stock upon the conversion of $163,000 of debentures. The Company issued 14,304,615 shares of common stock for $11,621 of unpaid interest on the debentures and also 3,000,000 shares of common stock for $1,500 of services. The shares were issued at an average price of approximately $0.0007 per share.

Shares issued for conversion of convertible notes

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

The shares were issued at $0.00068 per share. In connection with the issuance of common stock the Company realized a beneficial conversion expense of $223,776 for the three and six months ended January 31, 2012.

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

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 stock Option Plan and 300,000 under the 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the Company’s common stock. There are currently 10,000,000 shares of the Company’s common stock under the 2007 Plan. As of January 31, 2012 there were options to purchase 16,500,000 shares of the Company’s common stock outstanding under the 2007 Stock Option Plan.

A summary of the activity of the Company’s outstanding options and warrants during the six months ended January 31, 2012 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding August 1, 2011	17,500,000	$0.04
Granted	-	-
Exercised	-	-
Expired	1,000,000	0.12
Outstanding, January 31, 2012	16,500,000	$0.03

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$.01	10,000,000	4.56	$0.01
0.07	6,500,000	2.30	0.07

The weighted average remaining contractual life of the terms of the warrants and options is 6.9 years.

6. Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of January 31, 2012, are as follows:

Deferred tax assets:
Net operating loss carryforward	$440,000
Less valuation allowance	(440,000)
Total net deferred tax assets	-

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

The federal statutory tax rate reconciled to the effective tax rate during the three months ended January 31, 2012, is as follows:

2012

Tax at U.S. Statutory Rate	35.0%
State tax rate, net of federal benefits	5.0%
Change in valuation allowance	(40.0)

0.0%

7. Subsequent events

Common Stock Issuances

On February 1, 2012 the Company issued 22,916,667 shares of common stock upon the conversion of $10,000 of the Assumed Convertible Notes and $1,000 of accrued and unpaid interest. The shares were issued at an average conversion price of $.00048 per share.

On February 7, 2012 the Company issued 24,689,393 shares of common stock upon the conversion of $13,000 of the 2007 Debentures and $3,295 of accrued and unpaid interest. The shares were issued at an average conversion price of $0.00066 per share.

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

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

GENERAL

SurgLine International, Inc. (the “Company”) formerly, China Nuvo Solar Energy, Inc. was originally organized under the laws of the State of Nevada in 1996 as Zacman Enterprises, Inc.(“Zacman”) and Zacman subsequently changed its name to eNutrition, Inc.

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

For SEC reporting purposes, SurgLine is treated as the continuing reporting entity that acquired China Nuvo (the historic registrant). The reports filed after the transaction have been prepared as if SurgLine (accounting acquirer) were the legal successor to China Nuvo’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of SurgLine, for all periods prior to the share exchange and consolidated with China Nuvo from the date of the share Exchange. SurgLine previously had a June 30 fiscal year end, but has now assumed the fiscal year end of the Registrant, the legal acquirer. Accordingly, the financial statements presented herein are the unaudited financial statements for the three and six months ended January 31, 2012 are of SurgLine, Inc., and from September 1, 2011 are consolidated with SurgLine International, Inc. Since SurgLine was not formed until March 2011, there are no comparative results for the period ending January 31, 2011. All share and per share amounts of SurgLine have been retroactively adjusted to reflect the legal capital structure of China Nuvo pursuant to FASB ASC 805-40-45-1.

SurgLine was incorporated on March 15, 2011 under the laws of the state of Nevada. The Company provides its customers with the highest quality medical and surgical products at the lowest possible cost by eliminating the “historical brand premium.” The Company’s founders saw the need to help reduce costs in the acute care healthcare system, and particularly that of the Operating Rooms. The Company’s core business strategy is simply: Source and sell the highest quality medical and surgical products for substantially less, thereby reducing the “historical brand premium” that has historically been  absorbed  by healthcare end users, including hospitals, outpatient surgery centers, medical clinics, self-insured employers, managed care organizations, commercial insurance carriers and state and federal governmental payers.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2011 and 2010, as well as the Company’s Current report on Form 8-K/A, filed with the SEC on February 24, 2012. The financial statements presented for the three and six months ended January 31, 2012 include the SurgLine and effective September 1, 2011 consolidated with SurgLine International, Inc.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three and six months ended January 31, 2012 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses since its inception and has a working capital deficit of approximately $1,524,000, and an accumulated shareholders’ deficit of approximately $1,522,000 as of January 31, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended January 31, 2012, net cash used in operating activities was $273,539. Net loss was $2,303,269 for the six months ended January 31, 2012. The loss included $1,527,022 of stock compensation cost related to the Share Exchange Agreement for 545,364,919 shares of common stock issued to a consultant who facilitated the transaction. The shares were valued at $0.0028, the market value of the common stock on the date of their issuance. Also included in the current period loss were non-cash expenses of $216,783 for the beneficial conversion feature related to the conversion of $100,000 of convertible notes, $109,244 for amortization regarding discount on debentures payable and amortization of deferred financing costs and $61,998 for the initial derivative liability on new convertible debentures issued this fiscal year ($40,290) and the fair market value change in derivative liabilities ($21,708).

Net cash provided by financing activities for the six months ended January 31, 2012 was $235,400. For the six months ended January 31, 2012, the Company received $133,000 on the issuance of convertible debentures, $100,000 on the issuance of convertible notes and $10,400 on the issuance of related notes payable. During the six months ended January 31, 2012 the Company paid $7,500 closing costs on newly issued convertible debentures and $500 repayment of notes payable.

For the six months ended January 31, 2012, cash and cash equivalents decreased by $39,564. Ending cash and cash equivalents was $9,447 as of January 31, 2012.

We will require substantial additional financing in order to execute our business plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time. We currently do not have any firm arrangements for financing and we may not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible. If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

Pursuant to the Share Exchange Agreement we have assumed certain liabilities of the Registrant of approximately $1,659,000, as of September 1, 2011. As of January 31, 2012 our liabilities are approximately $1,761,000. Included in this amount is a derivative liability of $290,667 related to convertible notes and debentures that is subject to the change in market price of our common stock and ultimately will be satisfied upon the final conversion of the associated debt. Additionally we have face value convertible notes and debentures of approximately $221,500.  These amounts, plus other notes payable of $375,759 and related party loans of $46,543 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company. We estimate that amount to be $400,000, annually.

REVENUES

For the three and six months ended January 31, 2012 the Company had revenues of $27,876 and $103,148 consisting of sales to customers of the Company’s surgical implant products.

COSTS OF REVENUES

For the three and six months ended January 31, 2012 the Company had costs of revenues of $21,977 and $61,401 related to the costs of our surgical implant products sold during the respective periods.

OPERATING EXPENSES

Operating expenses for the three and six months ended January 31, 2012 was $156,318 and $1,931,072. The current year expenses includes $1,527,022 of costs related to issuance of 545,364,919 shares of common stock pursuant to a consulting agreement regarding the merger with SurgLine. Also included in the current six month expenses are management and consulting fees of $236,200 comprised of management fees to our executive staff. Additional operating costs include $60,000 for our FDA consultant and $7,500 to our Government Services consultant. Legal and accounting costs were $47,750 and $52,600 for general and administrative costs.

OTHER INCOME (EXPENSE)

Other expenses for the three and six months ended January 31, 2012 was $352,134 and $61,810 respectively and consisted primarily of the beneficial conversion feature expense of $216,783 related to the conversion of $100,000 of convertible promissory notes, interest expense of $58,169 (three months) and $135,173(six months), including $1,046 (three months) and $1,909 (six months) to related parties.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended January 31, 2012.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4T. DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of January 31, 2012 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus its’ efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From September 2, 2011 through January 31, 2012 the Company issued 233,280,233 shares of common stock upon the conversion of $163,000 of debentures. The Company issued 14,304,615 shares of common stock for $11,621 of unpaid interest on the debentures and also 3,000,000 shares of common stock for $1,500 of services. The shares were issued at an average price of approximately $0.0007 per share.

In November 2011, the Company issued an aggregate of $100,000 in convertible notes (the “Notes”) to seven investors. The Notes are convertible into shares of Common Stock at a discount equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion. Accordingly, in November 2011, the investors elected to convert the Notes and the Company issued 146,853,147 shares of restricted Common Stock.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

(b) Reports on Form 8-K. During the fiscal quarter ended January 31, 2012, the Company filed the following reports:

Current Report on Form 8-K/A, on December 14, 2011

Current Report on Form 8-K/A, on February 24, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2012

SURGLINE INTERNATIONAL, INC.

By: /s/ Thomas G. Toland

Thomas G. Toland

President, Chief Executive Officer, Director

(Principal Executive Officer)

By: /s/ Barry S. Hollander

Barry S. Hollander

Chief Financial Officer

(Principal Financial Officer)