Form 10-K/A
period 2009-07-31
SURGLINE INTERNATIONAL, INC.
filed 2012-04-05
CIK 1126411

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

____________________________

1. Semiconductors are typically categorized into either N-type or P-type semiconductors.

2. www.freshpatents.com/Photovoltaic-cell-with-integral-light-transmitting-waveguide-in-a-ceramic-sleeve-dt20070920ptan20070215201.php.

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

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of July 31, 2009 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of July 31, 2009 as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties : We have an inadequate number of personnel to properly implement control procedures.

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

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry Fong	1,000,000 642,857	- -	$0.07 $0.10	11/27/2012 7/28/2010

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

Name of Beneficial Owner	Number of shares Of Preferred Stock Beneficially Owned	Percent of Common Stock (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock (1)
Henry Fong 319 Clematis Street – Ste 703 West Palm Beach, FL 33401	323,652 (2)	74.0%	27,559,553 (3)	9.0%

Stephen D. King 900 IDS Center 80 South 8th Street, Minneapolis, MN 55402			4,000,000 (4)	1.3%

Richard W. Perkins 730 E Lake Street Wayzata, MN 55391			31,367,406 (5)	10.3%

Christopher T. Dahl 5404 Intercachen Blvd Edina, MN 55436			5,424,241 (6)	1.8%

All Executive Officers and Directors as a Group (5 persons)	323,652	74.0%	71,681,750 (7)	22.5%

Wayne W. Mills 2125 Hollybush Rd Medina, MN 55340			18,160,595 (8)	6.0%

Gulfstream Financial Partners 319 Clematis Street – Ste. 703 West Palm Beach, FL 33401			18,059,614 (9)	6.0%

Barry Hollander 319 Clematis Street, Suite 703 West Palm Beach, FL. 33401	36,110 (9)	8.25%	3,330,550 (10)	1.1%

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

CHINA NUVO SOLAR ENERGY, INC.

Date: April 4, 2012	By:	/s/ Thomas G. Toland
Thomas G. Toland
Chief Executive Officer, President and Director
(principal executive officer)

	By:	/s/ Barry S. Hollander
Barry S. Hollander
Chief Financial Officer and Treasurer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY FONG	Director	April 4, 2012
Henry Fong

/s/ BARRY S. HOLLANDER	Chief Financial Officer and Treasurer	April 4, 2012
Barry S. Hollander	(Principal Financial Officer)

/s/ THOMAS G. TOLAND	Chief Executive Officer, President, Director	April 4, 2012
Thomas G. Toland	(Principal Executive Officer)

/s/ RICHARD DUTCH	Chief Operating Officer, Secretary	April 4, 2012
Richard Dutch

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED JULY 31, 2009 AND 2008

Board of Directors

China Nuvo Solar Energy, Inc. and subsidiary

West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of China Nuvo Solar Energy, Inc. as of July 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended July 31, 2009 and from April 16, 2006 (date of inception) through July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Nuvo Solar Energy, Inc. as of July 31, 2009 and 2008, and the results of its operations, and its cash flows for each of the two years in the period ended July 31, 2009, and from April 16, 2006 (date of inception) through July 31, 2009 in conformity with U.S. generally accepted accounting principles.

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

December 14, 2009

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

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended July 31, 2009 and 2008

			From Inception
			April 16, 2006-
	2009	2008	July 31, 2009

Revenues:
Revenues	$3,166	$6,600	$9,766
Cost of revenues		-

Gross profit	3,166	6,600	9,766

Operating costs and expenses:
Selling, general and administrative
Bonus, related party		-	275,561
Consulting fees	66,109	149,750	331,859
Management fees, related parties	180,750	298,750	545,000
Stock compensation cost	157,708	572,010	729,718
Legal and accounting	47,533	86,992	181,072
Other	68,068	183,016	296,235

Total operating costs and expenses	520,168	1,290,518	2,359,445

Operating loss	(517,002)	(1,283,918)	(2,349,679)

Other (expenses) income
Interest expense, related parties	(24,382)	(28,518)	(60,235)
Interest expense, other	(321,947)	(340,153)	(666,234)
Interest income, related parties	1,975	2,657	4,632
Minority interest	74,402	61,286	135,688
Impairment of goodwill			(8,000,000)
Derivative liability expense	(96)	278,417	258,380

Total other income (expenses)	(270,048)	(26,311)	(8,327,769)

Net (loss) income	$(787,050)	$(1,310,229)	(10,677,448)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	215,342,414	200,777,284

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended July 31, 2009 and 2008

	Common stock		Additional				Accumulated	Total
	Shares	Amount	paid-in capital	Deferred compensation	Minority interest	Preferred stock	(deficit) equity	stockholders' deficit

Balance at August 1, 2007	193,552,462	$ 193,552	$ 6,474,764	$ 0	$ 0	$535,891	$ (8,590,229)	$(1,386,022)

Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448	0	0	0	0	326,922

Issuance of shares for services	1,650,000	1,650	350,850	(235,000)	0	0	0	117,500

Amortization of deferred compensation	0	0	0	101,667	0	0	0	101,667

Issuance of options and warrants	0	0	328,375	0	0	0	0	328,375

Issuance of shares pursuant to conversion of notes and interest payable	1,000,000	1,000	99,000	0	0	0	0	100,000

Issuance of shares for purchased technology	2,000,000	2,000	148,000	0	0	0	0	150,000

Sale of subsidiary common stock	0	0	50,000	0	0	0	0	50,000

Issuance of shares of subsidiary common stock for notes and interest payable, related parties	0	0	300,023	0	(61,286)	0	0	238,737

Net loss	0	0	0	0	0	0	(1,310,229)	(1,310,229)

Balances, July 31, 2008	204,676,437	204,676	8,071,460	(133,333)	(61,286)	535,891	(9,900,458)	(1,283,050)

Issuance of shares upon conversion of subordinated debentures and accrued interest	41,904,256	41,904	142,732	0	0	0	0	184,636

Issuance of shares upon conversion of notes payable, related and accrued interest payable, related	15,385,470	15,385	61,119	0	0	0	0	76,504

Issuance of shares upon conversion of accounts payable, related	1,287,692	1,288	6,087	0	0	0	0	7,375

Issuance of common stock upon mandatory conversion of preferred stock	21,697,324	21,697	76,953	0	0	(98,650)	0	0

Amortization of deferred compensation	0	0	0	133,333	0	0	0	133,333

Minority interest	0	0	0	0	(74,402)	0	0	(74,402)

Net loss	0	0	0	0	0	0	(787,050)	(787,050)
	284,951,179	$ 284,951	$ 8,358,351	$ -	$(135,688)	$ 437,241	$(10,687,508)	$(1,742,653)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows

For the Years Ended July 31, 2009 and 2008

			From Inception
			April 16, 2006-
	2009	2008	July 31, 2009
Cash flows from operating activities:
Net income (loss)	$(787,050)	$(1,310,229)	$(10,665,244)

Adjustments to reconcile net income (loss)to net cash used in operating activities:	-	-	(1,519,381)
Loss on impairment	-	-	8,000,000
Decrease in derivative liability	96	(278,417)	(262,666)
Change in minority interest	(74,402)	(61,286)	(135,688)
Amortization of discount on debentures payable	252,770	245,984	706,872
Amortization of debt issuance costs	24,620	50,858	95,961
Common stock and warrant based compensation	157,708	572,010	1,161,307
Depreciation	1,560	1,582	5,435
Amortization of intellectual property	26,000	25,000	80,166
Change in operating assets and liabilities:			302,115
Decrease (increase) in prepaid expenses and other current assets	53,400	(7,400)	12,917
(Increase) in notes and interest receivable	(1,975)	(2,657)	(32,324)
Increase in accounts payable and accrued expenses	55,816	103,989	249,345
Increase in amounts due to related parties	158,375	107,264	729,466
Net cash used in operating activities	(133,082)	(553,302)	(1,271,719)

Cash flows from investing activities:
Purchase of property and equipment	(39,900)	(3,501)	(293,401)

Net cash used in investing activities	(39,900)	(3,501)	(293,401)

Cash flows from financing activities:
Proceeds from sale of common stock		-	687,500
Proceeds from issuance of third party notes payable	-	164,000	521,000
Proceeds from debentures payable	-	505,000	505,000
Proceeds from sale of subsidiary common stock		50,000	50,000
Proceeds from payments received on notes receivable, related parties	19,848	-	19,848
Placement fees paid	-	(75,650)	(75,650)
Proceeds from advances and loans from related parties	157,405	49,285	541,483
Payment of related party notes payable	(4,409)	(90,017)	(474,777)
Payment to related party for notes receivable	(500)	(23,300)	(23,800)
Payment of notes payable	-	(54,588)	(220,354)
(Decrease) increase in bank overdraft	-	(9)	0
Net cash provided by financing activities	172,344	524,721	1,530,250

Net increase (decrease) in cash and cash equivalents	(638)	(32,082)	(34,870)

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:		-
Cash paid during the year for interest	$17,571	$-	$17,571
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable, subordinated debentures and services	$-	$-	$-
Fair value of subsidiary common stock issued for notes and interest payable	$-	$-	$-
Common stock issued in connection with merger			$-

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

6.

Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at July 31, 2009 and 2008 consist of the following:

	2009	2008

Notes payable	$175,144	$175,644
Notes payable, related parties [A]	245,296	164,932
Convertible debentures, net of discount of $151,096 (2009) and $403,866 (2008)	172,904	101,134
	593,344	441,710

Less current portion	420,440	340,576

Long-term debt, net of current portion	$172,904	$101,134

[A]

The following table summarizes the activity of notes payable, related parties for the year ended July 31, 2009:

Balance, August 1, 2008	$164,932

Converted to common stock	(73,132)
Reclassification	500
Issuance of new notes	157,405
Repayment of notes	(4,409)

Balance, July 31, 2009	$245,296

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2009 AND 2008

7.

Stockholders’ deficit (continued):

Stock options and warrants (continued)

A summary of the activity of the Company’s outstanding options and warrants during fiscal 2009 and 2008 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2007	8,812,107	$0.13
Granted	6,875,000	0.07
Exercised	-	-
Expired	-	-
Outstanding and exercisable at
July 31, 2008	15,687,107	0.10

Granted	-	-
Exercised	-	-
Expired	2,650,000	0.20
Outstanding and exercisable at
July 31, 2009	13,037,107	$0.09

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 0.05	300,000	0.02	$ 0.05
0.07 - 0.10	11,737,107	4.55	0.083
0.12	1,000,000	0.18	0.12

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