Form 10-K/A
period 2010-07-31
SURGLINE INTERNATIONAL, INC.
filed 2012-04-05
CIK 1126411

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

During the past year , the Company searched for a U.S.-based technology advisor or chief technology officer to assist the Company with the development of its photovoltaic intellectual property.  The Company believes that if the technology can be proven effective utilizing a production ready prototype, it will be able to attract a strategic partner to assist in the development of production and manufacturing activities.  However, the Company has not been successful in finding a candidate, and therefore has made no progress in developing any prototype.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that as of July 31, 2010 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of July 31, 2010 as described below.

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

Name of Beneficial Owner	Number of shares Of Preferred Stock Beneficially Owned	Percent of Preferred Stock (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock (1)
Henry Fong 319 Clematis Street – Ste 703 West Palm Beach, FL 33401	200,583 (2)	63.8%	25,760,799 (3)	6.8%
Stephen D. King 900 IDS Center 80 South 8th Street, Minneapolis, MN 55402			4,000,000 (4)	1.1%
Richard W. Perkins 730 E Lake Street Wayzata, MN 55391			30,742,406 (5)	8.1%
All Executive Officers and Directors as a Group (5 persons)	200,583	63.8%	63,512,326 (6)	16.4%
Wayne W. Mills 2125 Hollybush Rd Medina, MN 55340			26,196,959 (7)	7.0%
Gulfstream Financial Partners 319 Clematis Street – Ste. 703 West Palm Beach, FL 33401 Barry Hollander 319 Clematis Street, Suite 703 West Palm Beach, FL. 33401	36,110 (8)	11.5%	17,930,650 (8) 3,009,121 (9)	4.8% 0.8%

__________

(1)

As of October 31, 2010, 375,558,292 shares of our common stock and 314,172 of our preferred stock were outstanding.

(2)

Includes (i) 36,110 shares of preferred stock held by a partnership in which Mr. Fong is the managing partner, and (ii) 164,473 shares of preferred stock held by a corporation in which Mr. Fong is an officer,

(3)

In addition to 1,692,591 shares of common stock, this includes: (i) 3,000,000 shares underlying options granted under our 2007 Stock Option Plan; (ii)  17,930,650 shares of common stock  owned by Gulfstream Financial Partners, of which Mr. Fong is the managing partner (which is separately identified in this stockholder table); (iii) 587,400 shares of common stock owned by a corporation in which Mr. Fong is an officer and director; (iv) 439,533 shares of common stock held by another corporation in which Mr. Fong is an 80% shareholder; and (v) 2,000,000 shares owned by Mr. Fong’s children.

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

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of China Nuvo Solar Energy, Inc. as of July 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended July 31, 2010 and from April 16, 2006 (date of inception) through July 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Nuvo Solar Energy, Inc. as of July 31, 2010 and 2009, and the results of its operations, and its cash flows for each of the two years in the period ended July 31, 2010, and from April 16, 2006 (date of inception) through July 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

November 10, 2010

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

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Operations

For the Years Ended July 31, 2010 and 2009

			From Inception
			April 16, 2006-
	2010	2009	July 31, 2010

Revenues:
Revenues	$-	$3,166	$9,766
Cost of revenues	-	-

Gross profit	-	3,166	9,766

Operating costs and expenses:
Selling, general and administrative
Bonus, related party	-	-	275,561
Consulting fees	-	66,109	331,859
Management and consulting fees, related parties	166,000	180,750	711,000
Salaries including stock compensation cost	123,908	157,708	853,626
Legal and accounting	58,348	47,533	239,420
Other	44,423	68,068	340,658

Total operating costs and expenses	392,679	520,168	2,752,124

Operating loss	(392,679)	(517,002)	(2,742,358)

Other income (expenses)
Interest expense, related parties	(28,638)	(24,382)	(88,873)
Interest expense, other	(176,712)	(321,947)	(842,946)
Interest income, related parties	147	1,975	4,779
Minority interest	5,036	74,402	140,724
Write off intellectual property	(333,403)	-	(333,403)
Loss on investment in subsidiary	-	-	(8,000,000)
Fair value adjustment of derivative liabilities	154,188	(96)	412,568

Total other income (expenses)	(379,382)	(270,048)	(8,707,151)

Net loss	$(772,061)	$(787,050)	$(11,449,509)

Basic and diluted net loss per common share	(0.01)	(0.01)

Basic and diluted weighted average common shares outstanding	326,246,395	215,342,414

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Changes in Shareholders’ Deficit

	Common stock		Additional				Accumulated	Total
	Shares	Amount	paid-in capital	Deferred compensation	Minority interest	Preferred stock	(deficit) equity	stockholders' deficit

Balance at August 1, 2007	193,552,462	$193,552	$6,474,764	$ 0	$ 0	$535,891	$ (8,590,229)	$(1,386,022)

Issuance of shares upon conversion of subordinated debentures	6,473,975	6,474	320,448	0	0	0	0	326,922

Issuance of shares for services	1,650,000	1,650	350,850	(235,000)	0	0	0	117,500

Amortization of deferred compensation	0	0	0	101,667	0	0	0	101,667

Issuance of options and warrants	0	0	328,375	0	0	0	0	328,375

Issuance of shares pursuant to conversion of notes and interest payable	1,000,000	1,000	99,000	0	0	0	0	100,000

Issuance of shares for purchased technology	2,000,000	2,000	148,000	0	0	0	0	150,000

Sale of subsidiary common stock	0	0	50,000	0	0	0	0	50,000

Issuance of shares of subsidiary common stock for notes and interest payable, related parties	0	0	300,023	0	(61,286)	0	0	0

Net loss	0	0	0	0	0	0	(1,310,229)	(1,310,229)

Balances, July 31, 2008	204,676,437	204,676	8,071,460	(133,333)	(61,286)	535,891	(9,900,458)	(1,521,787)

Issuance of shares upon conversion of subordinated debentures and accrued interest	41,904,256	41,904	142,732	0	0	0	0	184,636

Issuance of shares upon conversion of notes payable, related and accrued interest payable, related	15,385,470	15,385	61,119	0	0	0	0	76,504

Issuance of shares upon conversion of accounts payable, related	1,287,692	1,288	6,087	0	0	0	0	7,375

Issuance of common stock upon mandatory conversion of preferred stock	21,697,324	21,697	76,953	0	0	(98,650)	0	0

Amortization of deferred compensation	0	0	0	133,333	0	0	0	133,333

Minority interest	0	0	0	0	(74,402)	0	0	(74,402)

Net loss	0	0	0	0	0	0	(787,050)	(787,050)
	284,951,179	284,951	8,358,351	-	(135,688)	437,241	(10,687,508)	(1,981,390)

Issuance of shares upon conversion of subordinated debentures	34,666,667	34,667	295,889	0	0	0	0	330,556

Minority interest	0	0	0	0	(5,036)	0	0	(5,036)

Warrants issued for services	0	0	100,000	0	0	0	0	100,000

Issuance of common stock upon mandatory conversion of preferred stock	55,940,455	55,940	67,129	0	0	(123,069)	0	0

Net loss	0	0	0	0	0	0	(772,061)	(772,061)

Balances July 31, 2010	375,558,301	$375,558	$8,821,369	$ 0	$(140,724)	$314,172	$(11,459,569)	$(2,327,931)

See accompanying notes to financial statements

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Years Ended July 31, 2010 and 2009

			From Inception
			April 16, 2006-
	2010	2009	July 31, 2010
Cash flows from operating activities:
Net income (loss)	$(772,061)	$(787,050)	$(11,459,569)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net liabilities acquired			6,755,316
Loss on impairment	333,403		333,403
Decrease in derivative liability	(154,188)	96	(432,509)
Change in minority interest	(5,036)	(74,402)	(140,724)
Amortization of discount on debentures payable	119,740	252,770	618,494
Amortization of debt issuance costs	22,832	24,620	98,310
Common stock and warrant based compensation	123,908	157,708	853,626
Depreciation	2,336	1,560	5,478
Amortization of intellectual property	26,332	26,000	106,498
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	-	53,400	0
(Increase) in notes and interest receivable	-	(1,975)	(4,632)
Increase in accounts payable and accrued expenses	39,956	55,816	569,550
Increase in amounts due to related parties	154,528	158,375	1,223,117
Net cash used in operating activities	(108,250)	(133,082)	(1,473,642)

Cash flows from investing activities:
Purchase of property and equipment	-	(39,900)	(293,401)
Net cash used in investing activities	-	(39,900)	(293,401)

Cash flows from financing activities:
Proceeds from sale of common stock	-		687,500
Proceeds from issuance of related party notes payable	79,485	-	450,485
Proceeds from debentures payable	-	-	505,000
Proceeds from sale of subsidiary common stock			50,000
Proceeds from payments received on notes receivable, related parties	-	19,848	19,848
Placement fees paid	-	-	(75,650)
Proceeds from advances and loans	37,900	157,405	583,640
Payment of related party notes payable	(7,550)	(4,409)	(207,727)
Payment to related party for notes receivable	0	(500)	(23,800)
Payment of notes payable	(1,485)	-	(221,839)
Increase in bank overdraft	-	-	(9)
Net cash provided by financing activities	108,350	172,344	1,767,448

Net increase (decrease) in cash and cash equivalents	100	(638)	404

Cash and cash equivalents, beginning of period	304	942	-

Cash and cash equivalents, end of period	$304	$942	$-

Supplemental disclosures of cash flow information:		-
Cash paid during the year for interest	$1,880	$17,571	$100,220
Cash paid during the year for taxes	$-	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for notes payable, subordinated debentures and services	$119,000	$268,515	$3,252,055
Fair value of subsidiary common stock issued for notes and
interest payable	$-	$-	$300,023
Common stock issued in connection with merger			$133,333

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

CHINA NUVO SOLAR ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED JULY 31, 2010 AND 2009

2.

Notes and interest receivable, related parties:

Notes and interest receivable, related parties at July 31, 2010 and 2009 are as follows:

	2010	2009

Due from VP Development	$31,300	$31,300
Due from E2000, Inc.	2,500	2,500
Interest on above amounts	2,476	2,476

	$36,276	$36,276

3. Solar Intellectual Property

Solar intellectual property at July 31, 2010 and 2009 are as follows

	2010	2009
License for solar cell technology	$250,000	$250,000
Patents for solar cell technology	189,900	189,900
Accumulated amortization	(106,497)	(80,165)
Impairment	(333,403)	---

	$0	$359,735

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

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007	$12,464	$206,590	$205,000	$31,356

Operating Statement

Debentures	Debt issuance costs expenses	Increase (decrease) in derivative liability

2007	$22,832	$154,188

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

A summary of the activity of the Company’s outstanding options and warrants during fiscal 2010 and 2009 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding, August 1, 2008	15,687,107	$0.10
Granted	-	-
Exercised	-	-
Expired	2,650,000	0.20
Outstanding and exercisable at
July 31, 2009	13,037,107	$0.09

Granted	10,000,000	0.01
Exercised	-	-
Expired	4,812,107	0.10
Outstanding and exercisable at
July 31, 2010	18,225,000	$0.04

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$0.01	10,000,000	9.03	$0.01
0.05	300,000	0.04	0.05
0.07 - 0.10	6,925,000	6.89	0.072
0.12	1,000,000	0.07	0.12

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