Form 10-Q
period 2012-04-30
SURGLINE INTERNATIONAL, INC.
filed 2012-06-19
CIK 1126411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

. ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 Days: Yes ☑ . No ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐. (Do not check if a smaller reporting company)	Smaller reporting company	☑ .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ . No ☑.

Number of shares of common stock outstanding at June 19, 2012 is 5,306,793,427

SURGLINE INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Assets
	April 30, 2012	July 31,2011

Current Assets
Cash	$15,240	$49,011
Accounts receivable	62,993
Notes and interest receivable, other	36,276	—
Inventory	113,595	—
Debt issuance costs	6,603	—
Prepaid assets and deposits	—	22,500
Total current assets	234,707	71,511

Property, plant and equipment, net	2,129	704

Total assets	$236,836	$72,215

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities, related parties	$315,149	$20,006
Accounts payable and accrued expenses	582,182	49,000
Convertible debentures payable, net	153,190	—
Derivative liability convertible debentures	303,967	—
Notes payable	375,759	500
Notes payable, related parties	46,543	—

Total current liabilities	1,776,790	69,506

Long-term liabilities:
Convertible debentures payable, net	—	—

Total liabilities	1,776,790	69,506

Shareholders’ deficit:
Preferred stock, 25,000,000 shares authorized
Series A, 1,000,000 shares authorized; stated value $1.00 per share;
160,000 (April) issued and outstanding	160,000	—
Series B, par value $0.001, 1,000,000 shares authorized; no shares
issued and outstanding	—	—
Common stock, $.001 par value, 6,475,000,000 shares authorized;
5,012,423,885 (April) shares issued and outstanding	5,012,424	3,981,164
Additional paid-in capital	(3,529,633)	(3,278,584)
Retained earnings	(3,182,745)	(699,871)

Total shareholders' deficit	(1,539,954)	2,709

Total liabilities and shareholders' deficit	$236,836	$72,215

See accompanying notes to financial statements

SURGLINE INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the Three and Nine Months Ended April 30, 2012 and 2011

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	April 30, 2011	April 30, 2011	April 30, 2012	April 30, 2012

Revenues:
Revenues	$-	$-	$16,010	$119,158
Cost of revenues	-	-	5,841	67,242

Gross profit	-	-	10,169	51,916

Operating costs and expenses:
Selling, general and administrative	33,508	33,508
Consulting fees	20,000	20,000	20,000	87,500
Management and consulting fees, related parties	-	-	12,450	248,650
Salaries including stock compensation cost	-	-	-	1,527,022
Legal and accounting	7,500	7,500	13,500	61,250
Other	2	2	16,181	68,781

Total operating costs and expenses	61,010	61,010	62,131	1,993,203

Operating loss	(61,010)	(61,010)	(51,962)	(1,941,287)

Other income (expenses)
Interest expense, related parties	-	-	(1,028)	(2,937)
Interest expense, other	-	-	(68,489)	(201,753)
Beneficial conversion feature	-	-	-	(223,776)
Fair value adjustment of derivative liabilities	-	-	(51,133)	(113,121)
Total other income (expenses)	-	-	(120,650)	(541,587)

Net income (loss)	$(61,010)	$(61,010)	$(172,612)	$(2,482,874)

Basic and diluted net income (loss)
per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average common
shares outstanding	3,981,163,909	3,981,163,909	5,346,848,495	5,388,082,332

 See accompanying notes to financial statements

SURGLINE INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders' Deficit

			Additional			Total
	Common stock		paid-in		Accumulated	stockholders'
	Shares	Amount	capital	Preferred stock	(deficit) equity	deficit

Balances, July 31, 2011	3,981,163,909	3,981,164	(3,278,584)		(699,871)	2,709

Reverse acquisition of SurgLine, Inc.	863,107,522	863,108	(2,677,155)	199,473	-	(1,614,574)

Issuance of shares of common stock pursuant to consulting agreement	545,364,919	545,365	981,657			1,527,022

Issuance of shares of common stock upon conversion of
subordinated debentures	366,470,241	366,470	(152,470)			214,000

Issuance of shares of common stock upon conversion of
Series A Preferred Stock	32,894,167	32,894	6,579	(39,473)		-

Issuance of shares of common stock pursuant to conversion of
accounts payable	76,677,667	76,678	(33,671)			43,007

Issuance of shares of common stock pursuant to conversion of
accrued interest	28,380,373	28,380	(11,345)			17,036

Issuance of shares of common stock for services	3,000,000	3,000	(1,500)			1,500

Issuance of common stock upon conversion of convertible notes	146,853,147	146,853	(46,853)			100,000

Issuance of common stock in private placement	10,000,000	10,000	(5,000)			5,000

Beneficial conversion feature			223,776			223,776

Shares of common stock cancelled	(1,041,488,059)	(1,041,488)	1,041,488			-

Redemption of subordinated debentures			423,444			423,444

Net loss					(2,482,874)	(2,482,874)

Balances, April 30, 2012	5,012,423,885	$5,012,424	$(3,529,633)	$160,000	$(3,182,745)	$(1,539,954)

See accompanying notes to financial statements

SURGLINE INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended April 30, 2012 and 2011

	April 30, 2012	April 30, 2011

Cash flows from operating activities:
Net income (loss)	$(2,482,874)	$(61,010)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Increase (decrease) in derivative liability	113,121	-
Stock based compensation	1,527,022	20,000
Common stock issued for services	1,500	-
Cash acquired in merger	152	-
Amortization of discount on debentures payable	149,514	-
Amortization of debt issuance costs	13,816	-
Beneficial conversion feature	223,776	-
Change in operating assets and liabilities:
Increase in accounts receivable	(62,993)	-
Increase in inventory	(113,595)	-
Decrease in prepaid expenses and other current assets	22,500	-
Increase in accounts payable and accrued expenses	358,176	33,508
Decrease in amounts due to related parties	(73,361)	-
Net cash used in operating activities	(323,246)	(7,502)

Cash flows from investing activities:
Purchase of property and equipment	(1,425)	-

Net cash used in investing activities	(1,425)	-

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	-
Proceeds from issuance of related party notes payable	10,400	-
Proceeds from issuance of notes payable	100,000	8,100
Proceeds from issuance of debentures payable	188,500	-
Placement fees paid	(12,500)	-
Repayments of notes payable	(500)	-
Net cash provided by financing activities	290,900	8,100

Net increase (decrease) in cash and cash equivalents	(33,771)	598

Cash and cash equivalents, beginning of period	49,011	-

Cash and cash equivalents, end of period	$15,240	$598

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,118	$-
Cash paid during the year for taxes	$-	$-

Non-cash investing and financial activities:
Fair value of options and shares issued for services	$1,527,022	$-

Fair value of shares of common stock issued for debentures and
accrued and unpaid interest	$231,036	$-

Fair value of shares of common stock issued for account payable	$43,007	$-

See accompanying notes to financial statements

1.	Organization, basis of presentation and summary of significant accounting policies:

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

Pursuant to the Agreement, the Registrant agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the “Share Exchange”) for the original issuance of an aggregate of 857,143 shares (the “Exchange Shares”) of the Registrant’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange. Further in accordance with the Agreement, and following an amendment of the Registrant’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 shares of the Registrant’s common stock, par value $0.001 per share. The shares of common stock issued to the SurgLine shareholders’ were equal to 70% of the issued and outstanding Common Stock of the Registrant, immediately after the Share Exchange. Additionally, pursuant to the provisions of the Share Exchange Agreement, the Company issued 163,609,476 newly issued shares of Common Stock to the SurgLine shareholders, in satisfaction of the anti dilution provisions in the Share Exchange Agreement. As a result of the Share Exchange, the Registrant issued a total of 3,981,163,909 shares (the “SurgLine Shares”) of its common stock to the SurgLine shareholders and SurgLine became a wholly-owned subsidiary of the Registrant. The parties have taken the actions necessary to provide that the Exchange is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended. The Agreement contains customary representations, warranties and covenants of the Registrant and SurgLine for like transactions. The Share Exchange was effective upon the completed filing of Articles of Exchange with the Secretary of State of Nevada. The foregoing descriptions of the above referenced agreements do not purport to be complete. For an understanding of their terms and provisions, reference should be made to the Agreement attached as Exhibit 10.1 to the Current Report on Form 8-K/A, filed on December 14, 2011.

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

On or about March 7, 2012, 1,041,488,059 of the SurgLine Shares were returned to the Company and made available for future issuances.

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,540,000 at April 30, 2012. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt or equity instruments, there is no assurance the Company will be able to raise sufficient funds to operate in the future. The debt financing may include loans from our officers and directors. Although our balance sheet includes current liabilities of approximately $1,777,000, a portion of this amount are in the form of a derivative liability of $303,967 and convertible notes and debentures of $528,949. These amounts, plus other related party loans of approximately $46,543 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations. Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company.

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of SurgLine International, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at April 30, 2012, the results of operations for the three and nine months ended April 30, 2012 and 2011, and cash flows for the nine months ended April 30, 2012 and 2011. The balance sheet as of July 31, 2011 is derived from SurgLine’s audited financial statements.

For SEC reporting purposes, SurgLine is treated as the continuing reporting entity that acquired China Nuvo (the historic registrant). The reports filed after the transaction have been prepared as if SurgLine (accounting acquirer) were the legal successor to China Nuvo’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of SurgLine for all periods prior to the share exchange and consolidated with China Nuvo from the date of the share Exchange. SurgLine previously had a June 30 fiscal year end, but has now assumed the fiscal year end of China Nuvo (July 31), the legal acquirer. Accordingly, the financial statements presented herein are the unaudited financial statements for the three and nine months ended April 30, 2012 and 2011 are of SurgLine, Inc., and from September 1, 2011 are consolidated with SurgLine International, Inc., formerly China Nuvo. Since SurgLine was formed in March 2011, the prior year comparative results are from inception of SurgLine (March 15, 2011) to April 30, 2011. All share and per share amounts of SurgLine have been retroactively adjusted to reflect the legal capital structure of China Nuvo pursuant to FASB ASC 805-40-45-1.

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

Inventory

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. At April 30, 2012, $113,595 of finished goods inventory was on hand.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). There are 16,500,000 stock options outstanding at April 30, 2012.

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

Loss per common share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at April 30, 2012 was xxxxxxxxxxx and are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

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

2.	Accrued liabilities, related parties:

Accrued liabilities, related parties at April 30, 2012 are as follows:

2012

Management fees	$303,599
Accrued interest	7,316
Affiliated Companies	4,234

$315,149

3.	Convertible debentures payable:

Current Year Convertible Notes

During the nine months ended April 30, 2012, the Company entered into note agreements with an unaffiliated investor for the issuance of convertible promissory notes of $138,500, in the aggregate (together referred to as the “CY Convertible Notes”) as follows:

September 13, 2011	$28,000
November 25, 2011	30,000
December 28, 2011	25,000
February 3, 2012	27,500
March 16, 2012	28,000

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

We received net proceeds from the CY Convertible Notes of $126,000 after debt issuance costs of $12,500 paid for lender legal fees.  These debt issuance costs will be amortized over the term of the CY Convertible Note or such shorter period as the CY Convertible Note may be outstanding.  Accordingly, as the CY Convertible Note is converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. For the three and nine months ended April 30, 2012, $3,722 and $5,898 of these costs had been expensed as debt issuance costs.

We have determined that the conversion feature of the CY Convertible Notes represents an embedded derivative since the CY Convertible Note is convertible into a variable number of shares upon conversion. Accordingly, the CY Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the CY Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the CY Convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $138,500 face amount of the CY Convertible Notes were stripped of its’ conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the CY Convertible Notes resulted in an initial debt discount of $138,500 and an initial loss on the valuation of derivative liabilities of $68,269 for a derivative liability balance of $206,769 at issuance.

The fair values of the CY Convertible Notes were calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
9/13/11	$46,667	9 months	$0.0012	$0.0026	187%	1.4%
11/25/11	40,909	9 months	0.00073	0.0015	193%	.02
12/28/11	35,714	9 months	0.0007	0.0014	194%	.02
2/3/12	51,546	9 months	0.00053	0.0016	209%	.06
3/16/12	31,933	9 months	0.00041	0.0007	213%	.07

At April 30, 2012, the Company revalued the derivative liability balance of the CY Convertible Notes; the change in the derivative liability increased by $14,231.

The fair value of the CY Convertible Note was calculated at April 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$221,000	9 months	$0.00015	221%	.07%

Pursuant to the Share Exchange Agreement, the Company assumed a derivative liability of $253,333 related to the face value of $123,000 of Convertible Notes (the “Assumed Convertible Notes”). The Assumed Convertible Notes have terms similar to the CY Convertible Notes. Subsequent to the Share Exchange Agreement, the Company issued 205,587,669 shares of common stock upon the conversion of $123,000 face value of the Assumed Convertible Notes, $5,405 of accrued and unpaid interest and $1,500 of fees on the Assumed Convertible Notes. The Assumed Convertible Notes had a zero balance at April 30, 2012.The Company reduced the derivative liability by $299,571 as a result of the redeemed Assumed Convertible Notes. Prior to the redemption of the Assumed Convertible Notes, the Company revalued the remaining face value of the Assumed Convertible Notes and recorded a credit to expenses of $46,238. Since the Assumed Convertible Notes have a zero balance as of April 30, 2012 there is no derivative liability related to the Assumed Convertible Notes.

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

Subsequent to the Share Exchange Agreement, the Company issued 92,603,239 shares of common stock upon the conversion of $63,000 of face value of the 2007 Debentures and $10,511 of accrued and unpaid interest. The Company reduced the derivative liability of the 2007 Debenture by $123,872 as a result of the redeemed 2007 Debentures. The Company revalued the remaining face value of $65,500 of the 2007 Debentures as of April 30, 2012 and reduced the derivative liability of the 2007 Debentures by $15,617 and recorded a credit to expense of $11,251; resulting in a derivative liability balance of $82,967 as of April 30, 2012 related to the 2007 Debentures.

The following table summarizes the balance sheet amounts as of April 30, 2012, as well as the amounts included in the consolidated statement of operations for the nine months ended April 30, 2012.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures

2007 Debenture	$-	$82,967	$65,500	$-
CY Conv Note	6,602	221,000	160,500	72,810
Assumed Conv Note	-	-	-	-
	$6,602	$303,967	$226,000	$72,810

Operating Statement

Debentures	Debt issuance costs (interest expense)	Fair value adjustment of derivative liability

2007 Debenture	$-	$(15,617)
CY Conv Note	7,917	14,231
Assumed Conv Note	5,898	46,238
	$13,815	$44,852

4.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at April 30, 2012 consist of the following:

April 30, 2012

Notes payable	$375,759
Notes payable, related parties [A]	46,543
Convertible debentures, net of discount of $72,810	153,190
575,492

Less current portion	575,492

Long-term debt, net of current portion	$-

A.	Includes notes of $8,500 due to Mr. Fong, a member of our Board of Directors, as well as $38,043 due to various companies that Mr. Fong is affiliated with.

5.	Stockholders’ deficit:

Preferred Stock

Series A Preferred Stock

As of April 30, 2012 there are 160,000 shares of Series A Preferred stock outstanding. Pursuant to the Certificate of Designation for Series A Preferred Stock, as amended, holders of the Series A Preferred Stock can convert the shares of preferred stock to common stock.  The conversion price is equal to 50% of the average of the three lowest closing bid prices of our common stock in the 10 days immediately preceding the conversion.  Additionally Series A holders are entitled to vote their stock on an as if converted to common stock basis on each matter submitted to vote at a meeting of stockholders. In the event of the Corporation’s liquidation, the Series A Preferred Stock shall rank senior to any class or series of the Corporation’s capital stock created after the Series A Preferred Stock; pari passu with any class or series of the Corporation’s capital stock created after the series A Preferred Stock that ranks on parity with the Series A Preferred Stock; and junior to any class or series of the Corporation’s capital stock created after the Series A Preferred Stock that ranks senior to the Series A Preferred Stock.  The Series A Preferred Stock shall be senior to the Corporation’s common stock. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of common stock or other securities.

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

Additionally, pursuant to the agreement, the Company issued 142,857 shares of its Series B Preferred Stock to Abod Partners, LLC. (“Abod”).  Abod has acted as a consultant in facilitating the Agreement by and among the Company and SurgLine. Upon the effectiveness of the increase in the authorized shares of capital stock of the Registrant, the 142,857 shares of Series B Preferred Stock were exchanged for 545,364,919 shares of our Common Stock. As of April 30, 2012 there were no shares of Series B Preferred Stock outstanding.

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

Shares issued for conversion of subordinated debentures, accrued interest and fees

From September 2, 2011 through April 30, 2012 the Company issued 366,470,241 shares of common stock upon the conversion of $214,000 of debentures. The Company issued 28,380,373 shares of common stock for $17,036 of unpaid interest on the debentures and also 3,000,000 shares of common stock for $1,500 of services. The shares were issued at an average price of approximately $0.0006 per share.

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

The shares were issued at $0.00068 per share. In connection with the issuance of common stock the Company realized a beneficial conversion expense of $216,783 (included in other expenses) for the nine months ended April 30, 2012.

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

On March 27, 2012 the Company issued 10,000,000 shares of common stock in a private placement for $0.0005 per share. The Company received proceeds of $5,000.

Return of shares of common stock

On March 7, 2012 management, founders and consultants of SurgLine, Inc. returned in the aggregate 1,041,488,059 shares of common stock to the Company. The shares can be utilized for future issuances.

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 stock Option Plan and 300,000 under the 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the Company’s common stock. There are currently 10,000,000 shares of the Company’s common stock under the 2007 Plan. As of April 30, 2012 there were options to purchase 16,500,000 shares of the Company’s common stock outstanding under the 2007 Stock Option Plan.

A summary of the activity of the Company’s outstanding options and warrants during the nine months ended April 30, 2012 is as follows:

	Options and warrants	Weighted average exercise price

Outstanding August 1, 2011	17,500,000	$0.04
Granted	-	-
Exercised	-	-
Expired	1,000,000	0.12
Outstanding, April 30, 2012	16,500,000	$0.03

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$.01	10,000,000	4.41	$0.01
0.07	6,500,000	2.20	0.07

The weighted average remaining contractual life of the terms of the warrants and options is 6.6 years.

6. Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of april 30, 2012, are as follows:

Deferred tax assets:
Net operating loss carryforward	$590,000
Less valuation allowance	(590,000)
Total net deferred tax assets	-

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

The federal statutory tax rate reconciled to the effective tax rate during the three months ended April 30, 2012, is as follows:

2012

Tax at U.S. Statutory Rate	35.0%
State tax rate, net of federal benefits	5.0%
Change in valuation allowance	(40.0)

0.0%

7. Subsequent events

Eden Acquisition

On May 14, 2012, the Company entered into and consummated the Agreement Concerning that Exchange of Securities (the “Agreement”) with Eden Surgical Technologies, LLC (“Eden”), a Texas limited liability company and the equity holders of Eden.

Pursuant to the Agreement, the Registrant agreed to acquire all of the outstanding membership interests of Eden in exchange (the “Exchange”) for the issuance of an aggregate of 50,000,000 shares (the “Exchange Shares”) of the Company’s common stock (the “Common Stock”). As a result of the Exchange, Eden became a wholly-owned subsidiary of the Company.

Eden, formed on September 10, 2010, as an importer and distributor of trauma surgical products. As of the date of the acquisition Eden has not had any revenues.

Common Stock Issuances

On May 14, 2012 the Company issued 75,036,208 shares of restricted common to Rick Howard, pursuant to a consulting agreement. Mr. Howard was also a shareholder of Eden.

On May 29, 2012 the Company issued 66,666,667 shares of common stock upon the conversion of $12,000 of CY Convertible Notes. The shares were issued at an average conversion price of $.00018 per share.

On June 4, 2012 the Company issued 66,666,667 shares of common stock upon the conversion of $12,000 of CY Convertible Notes Debentures. The shares were issued at an average conversion price of $0.00018 per share.

On June 11, 2012 the Company issued 36,000,000 shares of common stock upon the conversion of $6,000 of CY Convertible Notes and $1,200 of accrued and unpaid interest. The shares were issued at an average conversion price of $0.0002 per share.

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

For SEC reporting purposes, SurgLine is treated as the continuing reporting entity that acquired China Nuvo (the historic registrant). The reports filed after the transaction have been prepared as if SurgLine (accounting acquirer) were the legal successor to China Nuvo’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of SurgLine, for all periods prior to the share exchange and consolidated with China Nuvo from the date of the share Exchange. SurgLine previously had a June 30 fiscal year end, but has now assumed the fiscal year end of the Registrant, the legal acquirer. Accordingly, the financial statements presented herein are the unaudited financial statements for the three and nine months ended April 30, 2012and 2011 are of SurgLine, Inc., and from September 1, 2011 are consolidated with SurgLine International, Inc. Since SurgLine was not formed until March 2011, the 2011 amounts are form March 15, 2011 (the date of inception) thru April 30, 2011. All share and per share amounts of SurgLine have been retroactively adjusted to reflect the legal capital structure of China Nuvo pursuant to FASB ASC 805-40-45-1.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended July 31, 2011 and 2010, as well as the Company’s Current report on Form 8-K/A, filed with the SEC on February 24, 2012. The financial statements presented for the three and nine months ended April 30, 2012 and 2011 include the SurgLine and effective September 1, 2011 consolidated with SurgLine International, Inc.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three and nine months ended April 30, 2012 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses since its inception and has a working capital deficit and an accumulated shareholders’ deficit of approximately $1,540,000 as of April 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended April 30, 2012, net cash used in operating activities was $323,246. Net loss was $2,482,874 for the nine months ended April 30, 2012. The loss included $1,527,022 of stock compensation cost related to the Share Exchange Agreement for 545,364,919 shares of common stock issued to a consultant who facilitated the transaction. The shares were valued at $0.0028, the market value of the common stock on the date of their issuance. Also included in the current period loss were non-cash expenses of $223,776 for the beneficial conversion feature related to the conversion of $100,000 of convertible notes, $149,514 for amortization regarding discount on debentures payable and amortization of deferred financing costs and $113,121 for the fair market value change in derivative liabilities.

Net cash provided by financing activities for the nine months ended April 30, 2012 was $290,900. For the nine months ended April 30, 2012, the Company received $188,500 on the issuance of convertible debentures, $100,000 on the issuance of convertible notes, $10,400 on the issuance of related notes payable, and $5,000 form a private placement. During the nine months ended April 30, 2012 the Company paid $12,500 closing costs on newly issued convertible debentures and $500 repayment of notes payable.

For the nine months ended April 30, 2012, cash and cash equivalents decreased by $33,771. Ending cash and cash equivalents was $15,240 as of April 30, 2012.

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

Pursuant to the Share Exchange Agreement we have assumed certain liabilities of the Registrant of approximately $1,659,000, as of September 1, 2011. As of April 30, 2012 our liabilities are approximately $1,777,000. Included in this amount is a derivative liability of $303,967 related to convertible notes and debentures that is subject to the change in market price of our common stock and ultimately will be satisfied upon the final conversion of the associated debt. Additionally we have face value convertible notes and debentures of approximately $226,000.  These amounts, plus other notes payable of $375,759 and related party loans of $46,543 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations.  Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company. We estimate that amount to be $400,000, annually.

REVENUES

For the three and nine months ended April 30, 2012 the Company had revenues of $16,010 and $119,158 consisting of sales to customers of the Company’s surgical implant products.

COSTS OF REVENUES

For the three and nine months ended April 30, 2012 the Company had costs of revenues of $5,841 and $67,242 related to the costs of our surgical implant products sold during the respective periods.

OPERATING EXPENSES

Operating expenses for the three and nine months ended April 30, 2012 was $62,131 and $1,993,203. The current year expenses include $1,527,022 of costs related to issuance of 545,364,919 shares of common stock pursuant to a consulting agreement regarding the merger with SurgLine. Also included in the three and nine month expenses are management and consulting fees of $12,450 and $236,200 comprised of management fees to our executive staff. Additional nine month operating costs include $80,000 for our FDA consultant and $7,500 to our Government Services consultant. Legal and accounting costs were $61,250 and $68,781 for general and administrative costs.

OTHER INCOME (EXPENSE)

Other expenses for the three and nine months ended April 30, 2012 was $120,650 and $541,587 respectively and consisted primarily of the beneficial conversion feature expense of $223,976 (for the nine months) related to the conversion of $100,000 of convertible promissory notes, interest expense of $69,517 (three months) and $204,690 (nine months), including $1,028 (three months) and $2,937 (nine months) to related parties.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended April 30, 2012.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4T. DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of April 30, 2012 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus its’ efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

From September 2, 2011 through April 30, 2012 the Company issued 366,470,241 shares of common stock upon the conversion of $214,000 of debentures. The Company issued 28,380,373 shares of common stock for $17,036 of unpaid interest on the debentures and also 3,000,000 shares of common stock for $1,500 of services. The shares were issued at an average price of approximately $0.0007 per share.

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

The shares were issued at $0.00068 per share. In connection with the issuance of common stock the Company realized a beneficial conversion expense of $216,783 for the nine months ended April 30, 2012.

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

On March 27, 2012 the Company issued 10,000,000 shares of common stock pursuant to a private placement. The shares were issued at $0.0005 per share and the Company received proceeds of $5,000.

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

(b) Reports on Form 8-K. During the fiscal quarter ended April 30, 2012, the Company filed the following reports:

Current Report on Form 8-K/A, on March 14, 2012

Current Report on Form 8-K/A, on February 24, 2012

Current Report on Form 8-K on May 18, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 19, 2012

SURGLINE INTERNATIONAL, INC.

By: /s/ Thomas G. Toland

Thomas G. Toland

President, Chief Executive Officer, Director

(Principal Executive Officer)

By: /s/ Barry S. Hollander

Barry S. Hollander

Chief Financial Officer

(Principal Financial Officer)