Form 10-K
period 2012-07-31
SURGLINE INTERNATIONAL, INC.
filed 2013-05-02
CIK 1126411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: JULY 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from to .

Commission File Number 333-48746

SIURGLINE INTERNATIONAL, INC.

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐Yes ☑No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☑Yes ☐No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☐Yes ☑No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐Yes ☑No

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of January 31, 2012 was $6,266,000.

As of March 15, 2013, the Registrant had 5,690,116,745 shares of common stock, par value $0.001 per share, issued and outstanding.

Documents incorporated by reference: None

SURGLINE INTERNATIONAL, INC.

TABLE OF CONTENTS

Page No.

PART I
Item 1.	Business	2-7
Item 1A	Risk Factors	7-15
Item 1B	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Reserved	16
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16-19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial condition and results of operations	20-21
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21
Item9A(T)	Controls and Procedures	22-23
Item 9B.	Other Information	23
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	24-26
Item 11.	Executive Compensation	27-28
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item 13.	Certain Relationships and Related Transactions and Director Independence	30
Item 14.	Principal Accountant Fees and Services	30
Item 15.	Exhibits and Financial Statement Schedules	31
	SIGNATURES	32

SURGLINE INTERNATIONAL, INC.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) General Business development.

Current business

On September 1, 2011, the Company entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the “Share Exchange Agreement”) with SurgLine, Inc., a Nevada corporation (“SurgLine”) and the shareholders of SurgLine.  Upon consummation of the transactions set forth in the Agreement (the “Closing”), the Company adopted the business plan of SurgLine, and ceased all of the business development plans of Nuvo (see below).

Pursuant to the Share Exchange Agreement, we agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the “Share Exchange”) for the original issuance of an aggregate of 857,143 shares (the “Exchange Shares”) of the Registrant’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange. Further in accordance with the Agreement, and following an amendment of the Registrant’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) equal to 70% of the issued and outstanding Common Stock of the Registrant. Additionally, pursuant to the provisions of the Share Exchange Agreement, the Company issued 163,609,476 restricted shares of Common Stock to the SurgLine shareholders, in satisfaction of the anti dilution provisions in the Share Exchange Agreement. As a result of the Share Exchange, the Registrant issued a total of 3,981,163,909 shares of its common stock to the SurgLine shareholders and SurgLine became a wholly-owned subsidiary of the Registrant.

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

Historical background

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

Effective with the SurgLine Share exchange Agreement, the Company ceased all activity related to Nuvo and is not pursuing the commercialization of any of the patents.

(b) Financial information about segments.

As of July 31, 2012, we operated in only one industry segment.

(c) Narrative description of business.

On September 1, 2011, we entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the “Share Exchange Agreement”) with SurgLine, Inc., a Nevada corporation (“SurgLine”) and the shareholders of SurgLine.

COMPANY OVERVIEW

On September 17, 2012 the Securities and Exchange Commission (“SEC”) issued an Order of Suspension of Trading of our common stock. In the order the SEC stated that it appeared that there is a lack of current and accurate information concerning the securities of the issuers named in the order, including the Company. According to the SEC, questions have arisen concerning the adequacy and accuracy of press releases and public filings concerning the company’s operations. The suspension ended on September 28, 2012. However, in order for our common stock to resume quotations, the SEC requires that a broker-dealer must file Form 211 with the Financial Industry Regulatory Authority (“FINRA”), representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. We have no agreement with any broker dealer to file Form 15c-211. Accordingly, our securities may be worthless and we may be forced to curtail or abandon our business plan.

SurgLine, Inc (“SurgLine”) was formed in March of 2011. Our plan is to provide our own proprietary label, of high quality medical and surgical products at discount prices. The Company’s founders saw the need to help reduce costs in the acute care healthcare system, and particularly that of the Operating Rooms. The Company’s core business strategy is simply: Source and sell the highest quality medical and surgical products for substantially less, thereby reducing the “historical brand premium” that has historically been absorbed by healthcare end users, including hospitals, outpatient surgery centers, medical clinics, self-insured employers, managed care organizations, commercial insurance carriers and state and1 federal governmental payers.

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

Surgical Instruments including but not limited to:

i.e.: Scissors, forceps, basket punches, reamers

Surgical Sets / Specialties (not limited to)
—	Hand & foot
—	Hips and knees
—	Spine products, including but not limited to pedicle screws, plates, rods, hooks, cages and biologics
—	Small Fragment sets
—	Includes: tray, instruments, screws, implants, etc.
Emergency Removal
—	Broken screws, implant removal
Full Range of Endoscopes covering several specialties
Full Range of Surgical Disposable - single use items
Custom Surgical Packs

As our business focus develops, we intend to expand the depth and breadth of product offerings based on customer demand. Also, we may decide to sell directly to select end user customers in situations where the additional margin opportunity more than offsets the costs of managing those customers.

GROWTH STRATEGY

We intend to leverage existing relationships in major metropolitan markets throughout the U.S. As working capital permits, we plan to recruit a national sales force of experienced medical product sales professionals who have their own network of relationships in each market. These relationships will be leveraged in the same manner with sales focused on stocking distributors with existing end user customer bases in place, as well as product knowledge. As of the filing of this report we have not been successful in recruiting of any sales force and we may not be able to in the future.

COMPETITION

We will be competing against traditional purveyors of medical supplies in the medical/surgical supply space. Specifically, we will compete with Medtronic, Stryker, Zimmer and Synthes as well as a variety of small privately held local and regional distributors throughout the marketplace.

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

The Company’s competitors have longer operating histories, significantly greater financial, technical, marketing, service and other resources and significantly greater name recognition. As a result, such competitors may be able to devote greater resources to the development and marketing of their platforms, and may be able to respond more quickly to changes in customer requirements or product technology. Accordingly, there can be no assurance that the Company will compete successfully with existing or new competitors, or that the competition will not have a material adverse effect on the business, operating results or financial condition of the Company (See “RISK FACTORS”)

The Company currently has no full time employees other than its’ officers. The Company is not a party to any collective bargaining agreements.

Liquidity and Capital ResourceS

The Company’s only known potential sources of capital are possible proceeds from private placements, issuance of notes payable, loans from its officers, and cash from revenues. The Company requires additional financing to continue operations. We have no agreements in place and there is no assurance that such additional financing will be available.

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

On September 17, 2012 the Securities and Exchange Commission (“SEC”) issued an Order of Suspension of Trading of our common stock. In the order the SEC stated that it appeared that there is a lack of current and accurate information concerning the securities of the issuers named in the order, including the Company. According to the SEC, questions have arisen concerning the adequacy and accuracy of press releases and public filings concerning the company’s operations. The suspension ended on September 28, 2012. However, in order for our common stock to resume quotations, the SEC requires that a broker-dealer must file Form 211 with the Financial Industry Regulatory Authority (“FINRA”), representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. We have no agreement with any broker dealer to file Form 15c-211. Accordingly, our securities may be worthless and we may be forced to curtail or abandon our business plan.

RISK FACTORS ASSOCIATED WITH THE BUSINESS OF SURGLINE, INC.

We have a limited operating history on which to base an investment decision.

We have a very limited operating history. We are subject to unforeseen costs, expenses, problems and difficulties inherent in new business ventures. There is no history upon which to base any assumption as to the likelihood that the company will prove successful. We cannot provide investors with any assurance that our services will attract customers; generate any significant operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business can fail.

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

If we are unable to acquire inventory or fail to maintain optimal inventory levels, our inventory holding costs could increase or cause us to lose sales, either of which could have a material adverse effect on our business, financial condition and results of operations.

While we must maintain sufficient inventory levels to operate our business successfully and meet our customers’ demands, we must be careful to avoid amassing excess inventory. Changing consumer demands, manufacturer backorders and uncertainty surrounding new product launches expose us to increased inventory risks. Demand for products can change rapidly and unexpectedly, including the time between when the product is ordered from the supplier to the time it is offered for sale. We offer a wide variety of products and must maintain sufficient inventory levels of the products we sell. We may be unable to sell certain products in the event that consumer demand changes. Our inventory holding costs will increase if we carry excess inventory. However, if we do not have a sufficient inventory of a product to fulfill customer orders, we may lose orders or customers, which may adversely affect our business, financial condition and results of operations. We cannot assure you that we can accurately predict consumer demand and events and avoid over-stocking or under-stocking products.

If any of our customers fail to pay all or part of their invoices or delay payment, our results of operations and financial condition will be adversely affected.

As of July 31, 2012 we have $44,491 in accounts receivables. If we are successful in increasing sales, we will be increasing accounts receivables.  The standard credit period for most of our customers is anticipated to be approximately net 60 days.  There is no assurance that our accounts receivable will be fully repaid on a timely basis. If any of our customers with accounts receivables fail to pay all or part of the accounts receivable or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of July 31, 2012, we had no full time employees.  During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Our current CEO and President, Thomas Toland, our Chief Operating Officer, Richard Dutch, MD Capital Advisors, Inc. and Core Winner Holdings Limited, collectively held approximately 58% of the voting power of the outstanding shares immediately after this Share Exchange Agreement. If these officers and/or stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such officers and/or stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.  The interests of these stockholders may give rise to a conflict of interest with the Company and the Company’s shareholders.  For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

 The lack of a market of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

Our common stock is not currently quoted on any exchange, there is no or very limited liquidity of our common stock and our ability to raise capital through sales of common stock is very doubtful.  We can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

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

 We have not filed our quarterly reports with the SEC, we may never be re-listed on the OTCQB, or on any exchange.

Under OTCQB rules relating to the timely filing of periodic reports with the SEC, any OTCQB issuer who fails to file a periodic report (Forms 10-Q or 10-K) by the due date of such report, may be removed from the OTCQB and our common stock may only be able to be traded on the OTC Pink. We are late filing this annual report and we have not filed the quarterly report for the periods ended October 31, 2012 and January 31, 2013. The trading of our stock was suspended on September 17, 2012 by the SEC. The suspension ended on September 28, 2012. However, in order for our common stock to resume quotations, the SEC requires that a broker-dealer must file Form 211 with the Financial Industry Regulatory Authority (“FINRA”), representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. We have no agreement with any broker dealer to file Form 15c-211. Accordingly, our securities may be worthless and we may be forced to curtail or abandon our business plan.

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

The market price of our common stock may fluctuate significantly.

If we are successful in getting our common stock re-listed on any exchange, the market price of our common shares may fluctuate significantly in response to factors, some of which are beyond our control, such as:

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

Trading of our common stock is limited.

Prior to the Order of Suspension, trading of our common stock was on the Over-the-Counter Quotation Board, or “OTCQB.” This has adversely effected the liquidity of our securities, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

At July 31, 2012, we had a total of $198,500 in debt that is convertible into shares of our common stock at discount of up to 50% of the market price for our common stock at any given time. The conversion of any or all of this debt could result in significant dilution to our stockholders at the time such debt is converted.

We currently have stock options and common stock purchase warrants outstanding that may be exercisable at prices below the market price for our common stock at any given time that could result in significant dilution to our stockholders.

At July 31, 2012, we had a total of 16,500,000 stock options and common stock purchase warrants outstanding exercisable at a weighted average exercise price of $0.03 at that date. The conversion of any or all of these options and warrants could occur at prices below the market price of our common stock at a given time and could cause substantial dilution to our stockholders. In addition, as we seek to raise additional capital to fund our future business operations, we could issue additional stock options and warrants at prices below market that cause additional dilution to our stockholders.

ITEM 2. PROPERTIES.

Our executive offices are located at 319 Clematis Street – Suite 400, West Palm Beach, Florida 33401 and are provided to us on a month to month basis by a limited liability corporation controlled by our Chief Financial Officer. We also utilize space in Centennial, Colorado that is provided to us on a month to month basis by a corporation in which one of our directors is affiliated with. These spaces are provided to us free of charge.

ITEM 3. LEGAL PROCEEDINGS.

Our company is not a party in to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market information.

The trading of our stock was suspended on September 17, 2012 by the SEC. The suspension ended on September 28, 2012. However, in order for our common stock to resume quotations, the SEC requires that a broker-dealer must file Form 211 with the Financial Industry Regulatory Authority (“FINRA”), representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. Through September 16, 2012 our common stock was quoted on the Over-the-Counter Quotation Board, or “OTCQB” under the trading symbol “SGLN”. The following table lists the high and low bid information for our common stock as quoted on the OTCQB for the fiscal years ended 2012 and 2011, respectively:

	Price Range
Quarter Ended	High ($)	Low ($)
October 31, 2010	$0.018	$0.003
January 21, 2011	0.0036	0.0013
April 30, 2011	0.0056	0.014
July 31, 2011	0.0069	0.018

October 31, 2011	.0034	.001
January 21, 2012	.0028	.001
April 30, 2012	.0016	.003
July 31, 2012	.0012	.0003

The above quotations from the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) Holders.

The number of record holders of our common stock as of March 21, 2013, was approximately 140 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c) Dividends.

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans.

We have the following securities authorized for issuance under our equity compensation plans as of July 31, 2012. This includes our 2002 Stock Option Plan, covering up to 1,000,000 shares of our common stock, our 2003 Stock Option Plan covering up to 2,500,000 shares of our common stock and our 2007 Stock Option Plan covering up to 18,000,000 shares of our common stock.

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

Recent Sales of Unregistered Equity Securities

Shares issued for conversion of subordinated debentures and accrued interest

On September 2, 2011 the Company issued 13,333,333 shares of common stock to Asher Enterprises, Inc., upon the conversion of $15,000 of debentures and $1,000 of unpaid interest on the debentures. The shares were issued at approximately $0.0012 per share.

On September 19, 2011 the Company issued 10,000,000 shares of common stock to Asher Enterprises, Inc., upon the conversion of $10,000 of debentures. The shares were issued at approximately $0.001 per share.

On September 26, 2011 the Company issued 12,500,000 shares of common stock to Asher Enterprises, Inc., upon the conversion of $10,000 of debentures. The shares were issued at approximately $0.008 per share.

On October 3, 2011 the Company issued 27,913,846 shares of common stock to Peak One Opportunity Fund, LLP upon the conversion of $20,000 of debentures and $7,216 of unpaid interest on the debentures. The shares were issued at approximately $0.000975 per share.

On October 4, 2011 the Company issued 10,000,000 shares of common stock to Asher Enterprises, Inc., upon the conversion of $6,000 of debentures. The shares were issued at approximately $0.0006 per share.

On October 6, 2011 the Company issued 10,000,000 shares of common stock to Asher Enterprises, Inc., upon the conversion of $6,000 of debentures. The shares were issued at approximately $0.0006 per share.

On October 10, 2011 the Company issued 15,000,000 shares of common stock to Asher Enterprises, Inc., upon the conversion of $9,000 of debentures. The shares were issued at approximately $0.0006 per share.

On October 14, 2011 the Company issued 13,333,333 shares of common stock to Asher Enterprises, Inc., upon the conversion of $8,000 of debentures. The shares were issued at approximately $0.0006 per share.

On October 20, 2011 the Company issued 12,240.000 shares of common stock to Asher Enterprises, Inc., upon the conversion of $5,000 of debentures and $1,120 of unpaid interest on the debentures. The shares were issued at approximately $0.0005 per share.

On November 17, 2011 the Company issued 40,000,000 shares of common stock to Peak One Opportunity Fund, LLP upon the conversion of $30,000 of debentures. The shares were issued at approximately $0.00075 per share.

On November 18, 2011 the Company issued 14,925,373 shares of common stock to Asher Enterprises, Inc., upon the conversion of $10,000 of debentures. The shares were issued at approximately $0.00067 per share.

On November 23, 2011 the Company issued 16,119,403 shares of common stock to Asher Enterprises, Inc., upon the conversion of $10,000 of debentures and $800 of unpaid interest on the debentures. The shares were issued at approximately $0.00067 per share.

On September 2, 2011 the Company issued 13,333,333 shares of common stock to Asher Enterprises, Inc., upon the conversion of $16,000 of debentures and $5,522 of unpaid interest on the debentures. The shares were issued at approximately $0.001575 per share.

On January 23, 2012 the Company issued 10,000,000 shares of common stock to Hanover Holdings, LLC., upon the conversion of $5,000 of debentures. The shares were issued at approximately $0.0005 per share.

On January 30, 2012 the Company issued 13,969,560 shares of common stock to Hanover Holdings, LLC upon the conversion of $5,000 of debentures, $485 of unpaid interest on the debentures, and $1,500 of legal services. The shares were issued at approximately $0.0005 per share.

On January 30, 2012 the Company issued 31,250,000 shares of common stock to Asher Enterprises, Inc., upon the conversion of $15,000 of debentures. The shares were issued at approximately $0.00048 per share.

On February 1, 2012 the Company issued 22,916,667 shares of common stock to Asher Enterprises, Inc., upon the conversion of $10,000 of debentures and $1,000 of unpaid interest on the debentures. The shares were issued at approximately $0.00048 per share.

On February 7, 2012 the Company issued 24,689,393 shares of common stock to Peak One Opportunity Fund, LLP., upon the conversion of $13,000 of debentures and $3,295 of unpaid interest on the debentures. The shares were issued at approximately $0.00066 per share.

On March 14, 2012 the Company issued 22,727,273 shares of common stock to Asher Enterprises, Inc., upon the conversion of $10,000 of debentures. The shares were issued at approximately $0.00044 per share.

On March 19, 2012 the Company issued 32,432,432 shares of common stock to Asher Enterprises, Inc., upon the conversion of $12,000 of debentures. The shares were issued at approximately $0.00037 per share.

On April 23, 2012 the Company issued 44,500,000 shares of common stock to Asher Enterprises, Inc., upon the conversion of $6,000 of debentures and $1,120 of unpaid interest on the debentures. The shares were issued at approximately $0.00016 per share.

On May 29, 2012 the Company issued 66,666,667 shares of common stock to Asher Enterprises, Inc., upon the conversion of $12,000 of debentures. The shares were issued at approximately $0.00018 per share.

On June 4, 2012 the Company issued 66,666,667 shares of common stock to Asher Enterprises, Inc., upon the conversion of $12,000 of debentures. The shares were issued at approximately $0.00018 per share.

On June 11, 2012 the Company issued 36,000,000 shares of common stock to Asher Enterprises, Inc., upon the conversion of $6,000 of debentures and $1,200 of unpaid interest on the debentures. The shares were issued at approximately $0.0002 per share.

On July 2, 2012 the Company issued 66,666,667 shares of common stock to Asher Enterprises, Inc., upon the conversion of $10,000 of debentures. The shares were issued at approximately $0.00015 per share.

On July 11, 2012 the Company issued 80,000,000 shares of common stock to Asher Enterprises, Inc., upon the conversion of $12,000 of debentures. The shares were issued at approximately $0.00015 per share.

On July 18, 2012 the Company issued 26,666,667 shares of common stock to Asher Enterprises, Inc., upon the conversion of $3,000 of debentures and $1,000 of unpaid interest on the debentures. The shares were issued at approximately $0.00015 per share.

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

Shares issued upon conversion of Series A Preferred Stock

On September 6, 2011 the Company issued 32,894,167 shares of common stock upon the conversion of 39,473 shares of Series A Preferred Stock. Pursuant to the Certificate of Designation of the Preferred Stock, as amended, the shares were issued at approximately $0.0012 per share.

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

On May 1, 2012, pursuant to the Agreement Concerning that Exchange of Securities (the “Agreement”) with Eden Surgical Technologies, LLC (“Eden”), a Texas limited liability company and the equity holders of Eden, the Company agreed to acquire all of the outstanding membership interests of Eden in exchange (the “Exchange”) for the issuance of 50,000,000 shares of the Company’s common stock.

On May 1, 2012 the Company issued 75,036,208 shares of common stock pursuant to a one year consulting agreement.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

During the year ended July 31, 2012, the Company had entered into and announced several agreements related to sales and marketing, including a non-binding Letter of Intent (“LOI”) to acquire a distributor. The Company and the distributor were not able to satisfy the closing conditions and accordingly the transaction was not completed. Among the agreements, various distributors had agreed to carry the Company’s products. The distributors were either unable to purchase the necessary full line of inventory from the Company or the Company decided not to ship inventory to the distributors on consignment, per their request. Additionally, the Company did not have sufficient working capital to procure any significant level of inventory (see Risk Factors), as many of our vendors required either letters of credit or cash in advance of production.

On September 17, 2012 the Securities and Exchange Commission (“SEC”) issued an Order of Suspension of Trading of our common stock. In the order the SEC stated that it appeared that there is a lack of current and accurate information concerning the securities of the issuers named in the order, including the Company. According to the SEC, questions have arisen concerning the adequacy and accuracy of press releases and public filings concerning the company’s operations. The suspension ended on September 28, 2012. However, in order for our common stock to resume quotations, the SEC requires that a broker-dealer must file Form 211 with the Financial Industry Regulatory Authority (“FINRA”), representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. We have no agreement with any broker dealer to file Form 15c-211. Accordingly, our securities may be worthless and we may be forced to curtail or abandon our business plan.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2012 and for the period of March 15, 2011(inception date of SurgLine, Inc.) to July 31, 2011.

The independent auditors’ report on our financial statements for the year ended July 31, 2012 and for the period from inception (March 15, 2011) to July 31, 2011 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

(a) Liquidity and Capital Resources.

For the year ended July 31, 2012, net cash used in operating activities was $357,444 compared to $213,785 for the period ended July 31, 2011. Net loss was $2,737,499 for the year ended July 31, 2012 compared to $699,871 for the period ended July 31, 2011. The net loss in the current period was impacted by stock compensation expense of $1,577,022, beneficial conversion features related to convertible promissory notes of $223,776, amortization of the discount on convertible debentures of $202,417, the initial expense on derivative liabilities of $130,687, the impairment of investment in subsidiary of $25,000 and amortization of deferred financing costs of $18,631. The net loss in the year ago period includes $439,580 associated with the issuance of common stock and warrants.

Net cash provided by financing activities for the year ended July 31, 2012 was $315,900 compared to $263,500 for the period ended July 31, 2011. For the year ended July 31, 2012 the Company received $216,000 on the issuance of convertible debentures, $100,000 on the issuance of convertible notes payable, $10,400 on the issuance of related party notes and $5,000 from the sale of common stock. For the year ended July 31, 2012 the Company paid $15,000 closing costs on the newly issued convertible debentures. For the period ended July 31, 2011 the Company received proceeds of $263,000 from the sale of shares of common stock and $8,000 on the issuance of notes payable related parties, and also repaid$7,500 of related party notes payable.

For the year ended July 31, 2012, cash and cash equivalents decreased by $41,544 compared to an increase of $49,011 for the period ended July 31, 2011. Ending cash and cash equivalents at July 31, 2012 was $7,467 compared to $49,011 at July 31, 2011.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due. Sources available to us that we may utilize include the sale of unsecured convertible debentures, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

(b) Results of Operations.

OPERATING EXPENSES

Operating expenses for the year ended July 31, 2012 were $2,121,141 compared to expenses of $699,871 for the period ended July 31, 2011, as follows:

	July 31,
	2012	2011
Stock compensation, non employees	$ 1,577,022	$ 439,580
Management and consulting fees, related parties	290,400	101,400
Consulting fees	117,500	65,000
Selling, general and administrative	49,279	75,544
Legal and accounting	86,940	18,347
	$ 2,121,141	$ 699,871

OTHER INCOME (EXPENSE)

Other expenses for the year ended July 31, 2012 were $655,468. The fair value change in derivative liabilities included in other expenses for the year ended July 31, 2011 was $130,372. Interest expense of $276,320 for the year ended July 31, 2012 is summarized as:

Amortization of debenture note discounts	$ 202,417
Debenture interest	14,110
Amortization of debt issuance costs	18,631
Notes interest, related	3,989
Note and other interest	37,173
Total interest expense	$ 276,320

(c) Off-Balance sheet arrangements

During the fiscal year ended July 31, 2012, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of July 31, 2012 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

ITEM 9B. OTHER INFORMATION.

Prior Business Activity

Prior to the Share Exchange Agreement with SurgLine, Inc., the Company through its wholly owned subsidiary, Nuvo Solar Energy, Inc., (“Nuvo”) was a development-stage company that was working to develop and design, with a view toward manufacturing, solar photovoltaic (PV) cell technology products. Nuvo owns certain patent applications and patent rights and other photovoltaic intellectual property. The primary technology involves a unique patent pending solar cell technology based on photovoltaic cells with integral light-transmitting wave guides in a ceramic sleeve.  The advantage of this technology is that less exposed surface area is required to generate electricity. The light-transmitting particles act as wave guides and allow the sun-exposed conversion area of the solar cell to be shifted readily from horizontal to vertical to capture more sunlight. The ceramic sleeve eliminates the need for expensive vacuum chambers, thereby allowing less expensive materials to be used in solar cell production.

We were working to develop, with plans to eventually manufacture and market in conjunction with strategic partners, innovative solar cells and solar power products for a wide range of applications based on our technology that increases light-trapping while enabling a variety of materials to be used.

We signed an agreement with PMI to establish a pilot production line by building out and modifying PMI’s existing manufacturing facility located in the Chengdu West High Tech Development Zone in Chengdu, Sichuan, China.  Following a serious earthquake in the Chengdu, China region, Pioneer ceased performing under the contract and we ceased pursuing any production plans.

Our business plan focused on developing cost-effective, highly-efficient, environmentally-friendly solar energy products. We intended to enter into strategic partnerships with companies that can help advance our technology or acquire technologies and businesses that will help us implement our business strategy in certain circumstances. In order to do so, we must have developed working prototypes that can be readily adapted to larger scale production and manufacturing. To date we have not developed any prototypes and do not have any strategic working relationships to further our business plan and consequently we have ceased pursuing any further development of any solar related products.

Due to the Company’s lack of success in developing its solar technology and its inability to attract qualified technical personnel, in late 2010 and early 2011, the Company began to evaluate potential new business opportunities in an effort to create shareholder value, as outlined in a Company press release dated January 10, 2011.

Concurrent with this decision, the Company made a determination to eliminate funding of legal efforts pursuing intellectual property relating to solar energy, including the invention titled “Photovoltaic Cell with Integral Light Transmitting Waveguide in a Ceramic Sleeve.”

Accordingly, we do not have any current plans to commercialize any of the solar technology and also we do not have any plans to effectuate any of the patents that were previously pending. We have made no further applications of any patents.

In early 2011, the Company began its due diligence on Freya Energy, Inc. (“Freya”) as a potential acquisition candidate. On March 9, 2011 the Company announced the signing of a non-binding Letter of Intent (“LOI”). After the time period for the Freya LOI expired, the Company and Freya decided to move forward with their own individual plans and a public announcement terminating the Freya transaction was released on July 20, 2011.

We are solely operating in the medical and surgical products industry.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b) Identification of directors and executive officers.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position
Henry Fong	77	President, Chief Executive Officer (resigned September 1, 2011) and Director
Barry S. Hollander	55	Chief Financial Officer
Thomas G. Toland	56	Chief Executive Officer, President and Director (effective September 1, 2011)
Richard Dutch	52	Chief Operating Officer and Secretary (effective September 1, 2011)

(c) Identification of significant employees.

Not applicable.

(d) Identification of family relationships.

None.

(e) Business experience.

Henry Fong. Mr. Fong has been a director of the Company since March 2002 and from March 2002 through September 1, 2011(the date of the acquisition of SurgLine) was also the president and chief executive officer. Mr. Fong is the president and a director of Nuvo since its inception in April 2006. Through August 2011, Mr. Fong had been the Chief Executive Officer of Techs Loanstar, Inc., a publicly traded Company, from February 2010 when it merged with ZenZuu USA (“ZZUSA”). Mr. Fong was the Chief Executive Officer of ZZUSA since its inception in June 2009 and the Chief Executive Officer of ZZPartners, Inc. from its inception (April 2008) through its merger with ZZUSA. Mr. Fong has been the president and a director of Alumifuel Power Corporation (f/k/a Inhibiton Therapeutics) since its inception in May 2004. Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc. (f/k/a Equitex, Inc.) a publicly traded alternative energy company, from its inception in 1983 to January 2007. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded financial services company, since June 2004.   Mr. Fong is currently the sole director, President and Chief Financial Officer of PB Capital International, Inc. (“PBIC”), a blank check shell company. PBIC is seeking to merge with a target company. PBIC filed a Form 10 registration statement which went effective in October 2009. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982.  Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

Barry S. Hollander. Chief Financial Officer Mr. Hollander has been the CFO of the Registrant since 2002. Simultaneously therewith, Mr. Hollander has served as the Chief Financial Officer of Mediswipe, Inc. (formerly Cannabis Medical Solutions, Inc.), a publicly traded Company, since April 2011 and as the CFO of Quture International, Inc. (formerly Techs Loanstar, Inc.) a publicly traded Company, from February 2010 through February 2013. Mr. Hollander was the Chief Financial Officer of ZZUSA, a private company that merged with (Techs Loanstar, Inc.) since its inception in June 2009 and the Chief Financial Officer of ZZPartners, Inc. from its inception (April 2008) through its merger with ZZUSA. Mr. Hollander has been the acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company with limited business operations, since January 2007. From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor. In 1999 California Pro merged with Imaginon, Inc. Mr. Hollander has a BS degree in Accounting from Fairleigh Dickinson University.

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

ITEM 11. EXECUTIVE COMPENSATION.

(a) General.

The following tables set forth all of the compensation awarded to, earned by or paid to:

In Table (1): (i) each individual serving as our principal executive officer during the fiscal year ended July 31, 2012 and the period ended July 31, 2011; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended July 31, 2012 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

(c) Summary compensation tables.

Table 1. Summary Compensation of Executive Officers

Name & Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Henry Fong,	2012	$10,000	$-	-	-	$-	$-	$10,000
Chief Executive Officer (1)	2011	$120,000	$-	-	-	$-	$-	$120,000
Barry Hollander	2012	$55,000	-	-	-	-	-	$55,000
Chief Financial Officer (2)	2011	$10,200	-	-	-	-	-	$10,200
Thomas G. Toland	2012	$49,950	-	-	-	-	-	$49,950
Chief Executive Officer (2)	2011	$30,000	-	-	-	-	-	$30,000
Richard Dutch	2012	$46,950	-	-	-	-	-	$49,950
Chief Operating Officer (2)	2011	$30,000	-	-	-	-	-	$30,000

(1)	Based on an accrual of $10,000 per month through August 2011. Subsequent to the Share Exchange Agreement, the Company was no longer accruing any compensation for Mr. Fong. During the fiscal year ended July 31, 2011 Mr. Fong received cash compensation of $73,400 and also converted $75,665 to 25,000,000 shares of common stock at an average price of $0.003 per share. Mr. Fong is owed $253,935 at July 31, 2012.
(2)	Subsequent to the Share Exchange Agreement, the Company had month-to-month arrangements whereby it paid as cash flow permitted up to $10,000 a month each to; Mr. Toland for his services as Chief Executive Officer and President, Mr. Dutch for his services as Chief Operating Officer and Mr. Hollander for his services as Chief Financial Officer. Due to lack of operating capital, effective April 30, 2102, the three executives agreed to suspend any future accruals. The 2012 amounts include compensation expensed for each individual. The cash received was $44,250 for Mr. Toland, $38,250 for Mr. Dutch and $54,144 for Mr. Hollander. As of July 31, 2012, Mr. Toland, Dutch and Hollander were owed $18,500, $18,500 and $70,856, respectively.

(e) Narrative disclosure to summary compensation table.

There are no written agreements with respect to the employment of any of our executive officers.

(f) Outstanding equity awards at fiscal year end table.

The following table sets forth information regarding each unexercised option and non-vested stock award held by each of our named executive officers as of July 31, 2012.

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

In November 2007, the Board of Directors granted options to purchase 1,000,000 shares of common stock under our 2007 Stock Option Plan (the “2007 Plan”) to Mr. Fong and options to purchase 500,000 shares of common stock under the 2007 Plan to Mr. Hollander. The options granted have an exercise price of $0.07 per share (the market price of our common stock on the date of the grant) and expire November 27, 2017.

On August 10, 2009, the Board of Directors granted options to purchase 2,000,000 shares of common stock under our 2007 Plan to Mr. Fong and options to purchase 900,000 shares of common stock under the 2007 Plan to Mr. Hollander. The options granted have an exercise price of $0.01 per share (the market price of our common stock on the date of the grant) and expire August 10, 2019.

We have the following securities authorized for issuance under our equity compensation plans as of July 31, 2012. This includes our 2002 Stock Option Plan, covering up to 1,000,000 shares of our common stock, our 2003 Stock Option Plan covering up to 2,500,000 shares of our common stock and our 2007 Stock Option Plan covering up to 18,000,000 shares of our common stock.

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

(b) Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 21, 2013 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock (1)
Henry Fong 319 Clematis Street, Suite 400 West Palm Beach, FL 33401	8,032,488 (2)	0.14%
Barry Hollander 319 Clematis Street, Suite 400 West Palm Beach, Fl. 33401	9,009,121 (3)	0.16%
Thomas G. Toland 319 Clematis street, Suite 400 West Palm beach, FL. 33401	600,218,406	10.55%
Richard Dutch 319 Clematis street, Suite 400 West Palm beach, FL. 33401	257,236,523	4.52%
MD Capital Advisers, Inc. (5) 319 Clematis street, Suite 400 West Palm beach, FL. 33401	444,757,684	7.82%
All Executive Officers and Directors as a Group (4 persons)	874,496,538 (4)	15.35%

(1)	Based on 5,690,116,745 shares of our common stock were outstanding.

(2)	In addition to 1,692,591 shares of common stock, this includes: (i) 3,000,000 shares underlying options granted under our 2007 Stock Option Plan; (ii) 900,364 shares of common stock owned by Gulfstream Financial Partners, of which Mr. Fong is the managing partner; (iii) 439,533 shares of common stock held by another corporation in which Mr. Fong is an 80% shareholder and (v) 2,000,000 shares owned by Mary Virginia Knight, the spouse of Mr. Fong.

(3)	In addition to 1,609,121 shares of common stock held directly by Mr. Hollander, this includes: (i) 6,000,000 shares of restricted common stock owned by a limited liability company that Mr. Hollander is the managing partner and (ii)1,400,000 shares underlying options granted under our 2007 Stock Option Plan.

(4)	Includes 4,400,000 shares underlying options granted under our 2007 Stock Option Plan.

(5)	Mr. Derek Cahill is the person with voting or dispositive powers with respect to the shares held by MD Capital Advisors, Inc.

(c) Changes in control.

NONE

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) Transactions with related persons.

Pursuant to the Share Exchange Agreement, the Company assumed $36,143 of notes payable to affiliates of Mr. Fong. From the date of the Share Exchange agreement through July 31, 2012, we issued promissory notes to the affiliated companies of $10,400 and we owed a balance of $46,543 as of July 31, 2012. The remaining balance outstanding carries an interest rate of 10% and is due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

R.R. Hawkins & Associates International a PC (f/ka/ Hawkins Accounting, Inc.) served as our certifying accountant for the fiscal year ended July 31, 2012 and for the period ended July 31, 2011.

Audit Fees

Fees for audit services billed for the fiscal year ended July 31, 2012 and for the period ended July 31, 2011 were $xx,xxx and $31,500 respectively and consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregated fees billed in the fiscal years ended July 31, 2012 and for the period ended July 31, 2011 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed in the fiscal year ended July 31, 2012 and for the period ended July 31, 2011 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed in the fiscal year ended July 31, 2012 and for the period ended July 31, 2011 for any other service provided by R.R. Hawkins accounting.

ITEM 15. EXHIBITS

Exhibits

2.1	Agreement and Plan of Reorganization by and between the Company and Nuvo Solar Energy, Inc. dated April 23, 2007. (incorporated by reference to Company’s Form 8-K filed on May 1, 2007)
2.2	Amendment No. 1 to Agreement and Plan of Reorganization by and between the Company and Nuvo Solar Energy, Inc. dated July 25, 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
2.3	Articles of Exchange relating to the share exchange by and between Interactive Games, Inc. and Nuvo Solar Energy, Inc. as filed with the Nevada Secretary of State on July 25, 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
2.4	Statement of Share Exchange relating to the share exchange by and between Interactive Games, Inc. and Nuvo Solar Energy, Inc. as filed with the Colorado Secretary of State on July 25, 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
2.5	Amended Agreement Concerning the Exchange of Securities by and among the Registrant and SurgLine, Inc. dated September 1, 2011. (incorporated by reference to Company’s Form 8-k filed on September 8, 2011)
3.1	Amended and Restated Articles of Incorporation of Interactive Games, Inc. (incorporated by reference to Company’s Form 8-K filed on July 5, 2007).
3.2	Amended and Restated Bylaws of Interactive Games, Inc. (incorporated by reference to Company’s Form 8-K filed on July 5, 2007).
3.3	Amended and Restated Articles of Incorporation of China Nuvo Solar Energy, Inc. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
3.4	Certificate of Designation of Series A Preferred Stock. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
4.1	Amended and Restated Certificate of Designation Series A Preferred Stock of China Nuvo Solar Energy, Inc. (incorporated by reference to Company’s Form 8-K filed on July 1, 2011)
4.2	Amended and Restated Articles of Incorporation of China Nuvo Solar Energy, Inc. (incorporated by reference to Company’s Form 8-K filed on September 8, 2011).
4.3	Form of promissory note made by the Company in favor of certain investors in July 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
4.4	Form of warrant issued by the Company to certain investors on July 2007. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
4.5	Amended and Restated Certificate of Designation Series B Preferred Stock of China Nuvo Solar Energy, Inc. (incorporated by reference to Company’s Form 8-k filed on September 8, 2011)
10.1	Agreement between the Company and Photovoltiacs.com, Inc. dated June 9, 2006, as amended. (incorporated by reference to Company’s Form 8-K filed on July 31, 2007)
14.1	Code of Ethics. (filed herewith)
21.1	List of Subsidiaries. (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGLINE INTERNATIONAL, INC.
(Registrant)

Date: May 1, 2013	By: /s/ Thomas G Toland
Thomas G Toland
Principal Executive Officer

By: /s/ Barry S. Hollander
Barry S. Hollander
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 1, 2013	/s/ Henry Fong
Henry Fong
Director

Date: May 1, 2013	/s/ Thomas G. Toland
Thomas G Toland
Director

Board of Directors

Surgline International, Inc. and subsidiary

West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Surgline International, Inc. as of July 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the year July 31, 2012 and from March 15, 2011 (date of inception) through July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgline International, Inc. as of July 31, 2012 and 2011, and the results of its operations, and its cash flows for the year ended July 31 2012, and from March 15, 2011 (date of inception) through July 31, 2011 in conformity with U.S. generally accepted accounting principles.

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

/s/ R.R. Hawkins & Associates International, a PC

Los Angeles, CA

May 1, 2013

SURGLINE INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Assets
	July 31, 2012	July 31,2011
Current Assets
Cash	$7,467	$49,011
Accounts receivable	44,491	-
Notes and interest receivable, other	36,276	-
Inventory	13,159	-
Debt issuance costs	4,288	-
Prepaid assets and deposits	0	22,500
Total current assets	105,681	71,511
Property, plant and equipment, net	-	704
Total assets	$105,681	$72,215
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities, related parties	$341,985	$20,006
Accounts payable and accrued expenses	503,963	49,000
Convertible debentures payable, net	151,093	-
Derivative liability convertible debentures	238,718	-
Notes payable	375,759	500
Notes payable, related parties	46,543	-
Total current liabilities	1,658,062	69,506
Shareholders’ equity (deficit):
Preferred stock, 25,000,000 shares authorized
Series A, 1,000,000 shares authorized; stated value $1.00 per share;160,000 (April) issued and outstanding	160,000	-
Series B, par value $0.001, 1,000,000 shares authorized; no shares Series B, par value $0.001, 1,000,000 shares authorized; no shares	-	-
Common stock, $.001 par value, 6,475,000,000 shares authorized; 5,480,126,761 (2012) and 3,981,163,909 (2011) shares issued and outstanding	5,480,127	3,981,164
Additional paid-in capital	(3,755,138)	(3,278,584)
Retained earnings	(3,437,370)	(699,871)
Total shareholders' equity (deficit)	(1,552,381)	2,709
Total liabilities and shareholders' equity (deficit)	$105,681	$72,215

See notes to consolidated financial statements.

SURGLINE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Operations

	Year Ended	For the period from March 15, 2011 (inception) to July 31,
	July 31, 2012	2011
Revenues:
Revenues	$113,620	$-
Cost of revenues	74,510	-
Gross profit	39,110	-
Operating costs and expenses:
Selling, general and administrative	49,279	242,091
Consulting fees	117,500	-
Management and consulting fees, related parties	290,400	68,200
Salaries including stock compensation cost	1,577,022	389,580
Legal and accounting	86,940	-
Total operating costs and expenses	2,121,141	699,871
Operating loss	(2,082,031)	(699,871)
Other income (expenses)
Interest expense, related parties	(3,989)	-
Interest expense, other	(272,331)	-
Beneficial conversion feature	(223,776)	-
Fair value adjustment of derivative liabilities	(130,372)	-
Impairment of investment in subsidiary	(25,000)	-
Total other income (expenses)	(655,468)	-
Net income (loss)	$(2,737,499)	$(699,871)
Basic and diluted net income (loss) per common share	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	5,362,048,682	3,981,163,909

See notes to consolidated financial statements.

SURGLINE INTERNATIONAL, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Period from March 15, 2011 (Inception) to July 31, 2011 and the Year Ended July 31, 2012

			Additional			Total
	Common stock		paid-in		Accumulated	stockholders'
	Shares	Amount	capital	Preferred stock	deficit	equity (deficit)
Issuance of common stock upon formation of SurgLine, Inc.	3,429,820,000	$3,429,820	$(3,429,820)	$-	$-	$-
Issuance of common stock for services	325,832,900	325,833	54,167	-	-	380,000
Issuance of common stock in private placement	225,511,009	225,511	37,489	-	-	263,000
Warrants issued for services	-	-	59,580	-	-	59,580
Net loss	-	-	-	-	(699,871)	(699,871)
Balances, July 31, 2011	3,981,163,909	3,981,164	(3,278,584)		(699,871)	2,709
Reverse acquisition of SurgLine, Inc.	863,107,522	863,108	(2,677,155)	199,473	-	(1,614,574)
Issuance of shares of common stock pursuant to consulting agreements	620,401,127	620,401	956,621	-	-	1,577,022
Issuance of shares of common stock upon conversion of subordinated debentures	696,470,242	696,470	(427,470)	-	-	269,000
Issuance of shares of common stock upon conversion of Series A Preferred Stock	32,894,167	32,894	6,579	(39,473)	-	-
Issuance of shares of common stock pursuant to conversion of accounts payable	76,677,667	76,678	(33,671)	-	-	43,007
Issuance of shares of common stock pursuant to conversion of accrued interest	41,047,040	41,047	(21,811)	-	-	19,236
Issuance of shares of common stock for services	3,000,000	3,000	(1,500)	-	-	1,500
Issuance of common stock upon conversion of convertible notes	146,853,147	146,853	(46,853)	-	-	100,000
Issuance of common stock in private placement	10,000,000	10,000	(5,000)	-	-	5,000
Beneficial conversion feature	-	-	223,776	-	-	223,776
Shares of common stock cancelled	(1,041,488,059)	(1,041,488)	1,041,488	-	-	-
Redemption of subordinated debentures	-	-	533,443	-	-	533,443
Issuance of shares for acquisition of Eden Technologies,Inc.	50,000,000	50,000	(25,000)	-	-	25,000
Net loss	-	-	-	-	(2,737,499)	(2,737,499)
Balances, July 31, 2012	5,480,126,761	$5,480,127	$(3,755,138)	$160,000	$(3,437,370)	$(1,552,381)

See notes to consolidated financial statements.

SURGLINE INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	Year Ended	For the period from March 15, 2011 (inception) to
	July 31,	July 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,737,499)	$(699,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in derivative liability	(315)	—
Initial expense on derivative liabilities	130,687	—
Stock based compensation	1,577,022	—
Common stock issued for services	1,500	439,580
Cash acquired in merger	152	—
Amortization of discount on debentures payable	202,417	—
Amortization of debt issuance costs	18,631	—
Beneficial conversion feature	223,776	—
Depreciation	704
Impairment of investment in subsidiary	25,000
Change in operating assets and liabilities:
Increase in accounts receivable	(44,491)	—
Increase in inventory	(13,159)	—
Decrease (increase) in prepaid expenses and other current assets	22,500	(22,500)
Increase in accounts payable and accrued expenses	282,156	69,006
Decrease in amounts due to related parties	(46,525)	—
Net cash used in operating activities	(357,444)	(213,785)
Cash flows from investing activities:
Purchase of property and equipment	—	(704)
Net cash used in investing activities	—	(704)
Cash flows from financing activities:
Proceeds from sale of common stock	5,000	263,000
Proceeds from issuance of related party notes payable	10,400	8,000
Proceeds from issuance of notes payable	100,000	—
Proceeds from issuance of debentures payable	216,000	—
Placement fees paid	(15,000)	—
Repayments of notes payable	(500)	(7,500)
Net cash provided by financing activities	315,900	263,500
Net increase (decrease) in cash and cash equivalents	(41,544)	49,011
Cash and cash equivalents, beginning of period	49,011	—
Cash and cash equivalents, end of period	$7,467	$49,011
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,835	$—
Cash paid during the year for taxes	$—	$—
Non-cash investing and financial activities:
Fair value of options and shares issued for services	$1,578,522	$439,580
Fair value of shares of common stock issued for debentures and accrued and unpaid interest	$288,236	$—
Fair value of shares of common stock issued for account payable	$43,007	$—

See notes to consolidated financial statements.

 SurgLine International, Inc.

Notes to Consolidated Financial Statements

1.	Organization, basis of presentation and summary of significant accounting policies:

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

SHARE EXCHANGE TRANSACTION WITH SURGLINE, INC.

On September 1, 2011, the Registrant entered into and consummated the First Amendment to the Agreement Concerning that Exchange of Securities (the “Share Exchange Agreement”) with SurgLine, Inc., a Nevada corporation (“SurgLine”) and the shareholders of SurgLine. SurgLine’s business plan is to provide high quality medical and surgical products at discount prices. Upon consummation of the transactions set forth in the Agreement (the “Closing”), the Registrant adopted the business plan of SurgLine. Effective with the Share Exchange Agreement the Company is operating in only one business segment and ceased all of the business development plans of Nuvo.

Pursuant to the Share Exchange Agreement, the Registrant agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the “Share Exchange”) for the original issuance of an aggregate of 857,143 shares (the “Exchange Shares”) of the Registrant’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange. Further in accordance with the Agreement, and following an amendment of the Registrant’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 shares of the Registrant’s common stock, par value $0.001 per share. The shares of common stock issued to the SurgLine shareholders’ were equal to 70% of the issued and outstanding Common Stock of the Registrant, immediately after the Share Exchange. Additionally, pursuant to the provisions of the Share Exchange Agreement, the Company issued 163,609,476 newly issued shares of Common Stock to the SurgLine shareholders, in satisfaction of the anti dilution provisions in the Share Exchange Agreement. As a result of the Share Exchange, the Registrant issued a total of 3,981,163,909 shares (the “SurgLine Shares”) of its common stock to the SurgLine shareholders and SurgLine became a wholly-owned subsidiary of the Registrant. The parties have taken the actions necessary to provide that the Exchange is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended. The Agreement contains customary representations, warranties and covenants of the Registrant and SurgLine for like transactions. The Share Exchange was effective upon the completed filing of Articles of Exchange with the Secretary of State of Nevada. The foregoing descriptions of the above referenced agreements do not purport to be complete. For an understanding of their terms and provisions, reference should be made to the Agreement attached as Exhibit 10.1 to the Current Report on Form 8-K/A, filed on December 14, 2011.

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

Going concern and management’s plans

The Company had a working capital deficit of approximately $1,552,380 at July 31, 2012. Additionally, the Company to date has generated minimal revenues. Accordingly, the Company has no ready source of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While management believes the Company may be able to raise funds through the issuance of debt, there is no assurance the Company will be able to raise sufficient funds to operate in the future. The debt financing may include loans from our officers and directors. Our balance sheet includes current liabilities of approximately $1,658,000, a portion of this amount are in the form of a derivative liability of $238,718 and convertible notes and debentures of $526,852. These amounts, plus other related party loans of approximately $46,543 and accrued and unpaid interest may be converted to common stock, thereby reducing considerably our debt service obligations. Nevertheless, we will be required to raise funds in order to fund our operations and costs associated with being a public company.

On September 1, 2011 the Company completed the acquisition of 100% of the common stock of SurgLine. Pursuant to the terms of the Share Exchange Agreement (see above) SurgLine became a wholly owned subsidiary of SurgLine International, Inc. (formerly China Nuvo Solar Energy, Inc.) We will require additional capital for general corporate working capital to fund our day-to-day operations of SurgLine. We presently believe the source of funds will primarily consist of debt financing, which may include debt instruments that may include loans from our officers or directors.

Basis of presentation

The consolidated financial statements for the year ending July 31, 2012 include the accounts of SurgLine, the Company and our wholly owned subsidiary Nuvo. For the year ended July 31, 2011 the consolidated financial statements includes only SurgLine from March 15, 2011(their date of inception) to July 31, 2011. All of the intercompany accounts have been eliminated in consolidation. Certain reclassifications to amounts reported in the July 31, 2011 consolidated financial statements have been made to conform to the July 31, 2012 presentation. The balance sheet as of July 31, 2011 is derived from SurgLine’s audited financial statements.

For SEC reporting purposes, SurgLine is treated as the continuing reporting entity that acquired China Nuvo (the historic registrant, now known as SurgLine International, Inc.). The reports filed after the transaction have been prepared as if SurgLine (accounting acquirer) were the legal successor to the Company’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of SurgLine for all periods prior to the share exchange and consolidated with the Company from the date of the share Exchange. SurgLine previously had a June 30 fiscal year end, but has now assumed the fiscal year end of the Company (July 31), the legal acquirer. Since SurgLine was formed in March 2011, the prior year comparative results are from inception of SurgLine (March 15, 2011) to July 31, 2011. All share and per share amounts of SurgLine have been retroactively adjusted to reflect the legal capital structure of the Company pursuant to FASB ASC 805-40-45-1.

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

Revenue recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. At July 31, 2012, $13,159 of finished goods inventory was on hand. During the year ended July 31, 2012, the Company wrote off $16,095 of inventory.

Concentration on credit risks

The Company is subject to concentrations of credit risk primarily from cash and assets from discontinued operations.

The Company minimizes its credit risks associated with cash, including cash classified as assets from discontinued operations, by periodically evaluating the credit quality of its primary financial institutions.

Stock-based compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. There are 16,500,000 stock options outstanding at July 31, 2012.

Fair value of financial instruments

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 – Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and convertible debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

Income taxes

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Interest and penalties are classified as a component of interest and other expenses. To date, the Company has not been assessed, nor paid, any interest or penalties.

Uncertain tax positions are measured and recorded by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Loss per common share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at July 31, 2012 was 995,221,305 and are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share and therefore no diluted loss per share figures are presented.

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

2.	Accrued liabilities, related parties:

Accrued liabilities, related parties at July 31, 2012 are as follows:

2012
Management fees	$324,791
Accrued interest	8,370
Affiliated Companies	8,824
$341,985

3.	Convertible debentures payable:

Current Year Convertible Notes

During the year ended July 31, 2012, the Company entered into note agreements with Asher Enterprises, Inc., an unaffiliated investor, for the issuance of convertible promissory notes of $166,000, in the aggregate (together referred to as the “CY Convertible Notes”) as follows:

September 13, 2011	$28,000
November 25, 2011	30,000
December 28, 2011	25,000
February 3, 2012	27,500
March 16, 2012	28,000
June 25, 2012	$27,500

Among other terms, the CY Convertible Notes mature on their nine month anniversary (the “Maturity Date”), unless prepayment of any of the CY Convertible Notes is required in certain events, as called for in the agreement.  The CY Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.  In addition, the CY Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

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

We received net proceeds from the CY Convertible Notes of $151,000 after debt issuance costs of $15,000 paid for lender legal fees.  These debt issuance costs will be amortized over the term of the CY Convertible Note or such shorter period as the CY Convertible Note may be outstanding.  Accordingly, as the CY Convertible Note is converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. For the year ended July 31, 2012, $18,630 of these costs had been expensed as debt issuance costs and included in interest expense in the accompanying financial statements.

We have determined that the conversion feature of the CY Convertible Notes represents an embedded derivative since the CY Convertible Note is convertible into a variable number of shares upon conversion. Accordingly, the CY Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the CY Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the CY Convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $166,000 face amount of the CY Convertible Notes were stripped of its’ conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the CY Convertible Notes resulted in an initial debt discount of $166,000 and an initial loss on the valuation of derivative liabilities of $130,687 for a derivative liability balance of $296,687 at issuance.

The fair values of the CY Convertible Notes were calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
9/13/11	$46,667	9 months	$0.0012	$0.0026	187%	1.4%
11/25/11	40,909	9 months	0.00073	0.0015	193%	.02
12/28/11	35,714	9 months	0.0007	0.0014	194%	.02
2/3/12	51,546	9 months	0.00053	0.0016	209%	.06
3/16/12	31,933	9 months	0.00041	0.0007	213%	.07
6/25/12	89,918	9 months	0.00018	0.0007	265%	.15

During the year ended July 31, 2012 the Company issued 442,326,373 shares of common stock upon the conversion of $83,000 face value of the CY Convertible notes and $3,320 of accrued and unpaid interest. As of July 31, 2012 there was a balance of $83,000 of CY Convertible Notes. At July 31, 2012, the Company revalued the derivative liability balance of the CY Convertible Notes.

The fair value of the CY Convertible Notes was calculated at July 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$165,940	1-8 months	$0.00018	290%	.07-0.14

Pursuant to the Share Exchange Agreement, the Company assumed a derivative liability of $253,333 related to the face value of $123,000 of Convertible Notes (the “Assumed Convertible Notes”). The Assumed Convertible Notes have terms similar to the CY Convertible Notes. Subsequent to the Share Exchange Agreement, the Company issued 205,587,669 shares of common stock upon the conversion of $123,000 face value of the Assumed Convertible Notes, $5,405 of accrued and unpaid interest and $1,500 of fees on the Assumed Convertible Notes. The Assumed Convertible Notes had a zero balance at July 31, 2012.The Company reduced the derivative liability by $299,571 as a result of the redeemed Assumed Convertible Notes. Prior to the redemption of the Assumed Convertible Notes, the Company revalued the remaining face value of the Assumed Convertible Notes and recorded a credit to expenses of $46,238. Since the Assumed Convertible Notes have a zero balance as of July 31, 2012 there is no derivative liability related to the Assumed Convertible Notes.

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

Subsequent to the Share Exchange Agreement, the Company issued 92,603,239 shares of common stock upon the conversion of $63,000 of face value of the 2007 Debentures and $10,511 of accrued and unpaid interest. The Company reduced the derivative liability of the 2007 Debenture by $123,872 as a result of the redeemed 2007 Debentures. The Company revalued the remaining face value of $65,500 of the 2007 Debentures as of July 31, 2012 and reduced the derivative liability of the 2007 Debentures by $25,806 and recorded a credit to expense of $25,806; resulting in a derivative liability balance of $72,778 as of July 31, 2012 related to the 2007 Debentures.

A summary of the derivative liability balance activity and balance as of July 31, 2012 is as follows:

Fair Value	Derivative Liability Balance 9/1/11	Initial Derivative Liability		Redeemed convertible notes	Fair value change- period ended 7/31/12	Derivative Liability Balance 7/31/12
2007 Debentures	$222,456	$—		$(123,872)	$(25,806)	$72,778
Cy Conv. Notes	—	296,687		(110,000)	(20,747)	165,940
Assumed Conv. Notes	253,333	—		(299,571)	46,238	—
Total	$475,789	$296,687	*	$(533,443)	$(315)	$238,718

*Comprised of $166,000, the discount on the face value of the convertible note and the initial derivative liability expense of $130,687 which is included in the derivative liability expense of $130,372 on the condensed statement of operations for the year ended July 31, 2012, included herein.

The following table summarizes the balance sheet amounts as of July 31, 2012, as well as the amounts included in the consolidated statement of operations for the year ended July 31, 2012.

Balance Sheet

Debentures	Debt issuance costs	Derivative liability	Face value of Debentures	Discount on Debentures
2007 Debenture	$-	$72,778	$65,500	$-
CY Conv Note	4,288	165,940	133,000	47,407
Assumed Conv Note	-	-	-	-
	$4,288	$238,718	$198,500	$47,407

Operating Statement

Debentures	Debt issuance costs (interest expense)	Fair value adjustment of derivative liability
2007 Debenture	$-	$(25,806)
CY Conv Note	7,917	109,940
Assumed Conv Note	10,713	46,238
	$18,630	$130,372

4.	Convertible and other promissory notes and long-term debt, including related parties:

Convertible and other promissory notes and long-term debt, including related parties at July 31, 2012 consist of the following:

July 31, 2012
Notes payable	$375,759
Notes payable, related parties [A]	46,543
Convertible debentures, net of discount of $47,407	151,093
573,395
Less current portion	573,395
Long-term debt, net of current portion	$-

[A] Includes notes of $8,500 due to Mr. Fong, a member of our Board of Directors, as well as $38,043 due to various companies that Mr. Fong is affiliated with.

5.	Stockholders’ deficit:

Preferred Stock

Series A Preferred Stock

As of July 31, 2012 there are 160,000 shares of Series A Preferred stock outstanding. Pursuant to the Certificate of Designation for Series A Preferred Stock, as amended, holders of the Series A Preferred Stock can convert the shares of preferred stock to common stock.  The conversion price is equal to 50% of the average of the three lowest closing bid prices of our common stock in the 10 days immediately preceding the conversion.  Additionally Series A holders are entitled to vote their stock on an as if converted to common stock basis on each matter submitted to vote at a meeting of stockholders. In the event of the Corporation’s liquidation, the Series A Preferred Stock shall rank senior to any class or series of the Corporation’s capital stock created after the Series A Preferred Stock; pari passu with any class or series of the Corporation’s capital stock created after the series A Preferred Stock that ranks on parity with the Series A Preferred Stock; and junior to any class or series of the Corporation’s capital stock created after the Series A Preferred Stock that ranks senior to the Series A Preferred Stock.  The Series A Preferred Stock shall be senior to the Corporation’s common stock. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of common stock or other securities. As of July 31, 2012 and pursuant to the terms and conditions of the Certificate of Designation the 160,000 shares of Series A Preferred Stock is convertible into 1,046,321,526 shares of common stock.

Series B Preferred Stock

Pursuant to the Share Exchange Agreement (see Note 1), the Company agreed to acquire all of the outstanding capital stock of SurgLine in exchange (the “Share Exchange”) for the original issuance of an aggregate of 857,143 shares (the “Exchange Shares”) of the Registrant’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).  The Exchange Shares were issued on a pro rata basis, on the basis of the shares held by such security holders of SurgLine at the time of the Exchange.  Further in accordance with the Agreement, and following an amendment of the Registrant’s Articles of Incorporation, the Exchange Shares were converted into 3,817,554,433 shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) equal to 70% of the issued and outstanding Common Stock of the Registrant.

Additionally, pursuant to the agreement, the Company issued 142,857 shares of its Series B Preferred Stock to Abod Partners, LLC. (“Abod”).  Abod has acted as a consultant in facilitating the Agreement by and among the Company and SurgLine. Upon the effectiveness of the increase in the authorized shares of capital stock of the Registrant, the 142,857 shares of Series B Preferred Stock were exchanged for 545,364,919 shares of our Common Stock. As of July 31, 2012 there were no shares of Series B Preferred Stock outstanding.

Common Stock

On September 1, 2011, as a covenant to the Share Exchange Agreement, holders of a majority of the Registrant’s outstanding Common Stock voted to amend the Registrant’s Articles of Incorporation to increase the number of its authorized shares of capital stock from 1,500,000,000 shares to 6,500,000,000 par value $0.001 shares (the “Amendment”) of which (a) 6,475,000,000 shares were designated as Common Stock and (b) 25,000,000 shares were designated as blank check preferred stock.

Return of shares of common stock

On March 7, 2012 management, founders and consultants of SurgLine, Inc. returned in the aggregate 1,041,488,059 shares of common stock to the Company. The shares can be utilized for future issuances.

Stock options and warrants

In March 2002, the Company adopted the 2002 Stock Option Plan, covering up to 1,000,000 shares of the Company's common stock, and in July 2003, the Company adopted the 2003 Stock Option Plan covering up to 2,500,000 shares of the Company's common stock. There are currently no options outstanding under the 2002 stock Option Plan and 300,000 under the 2003 Stock Option Plans. In August 2007, the Company adopted the 2007 Stock Option Plan covering up to 18,000,000 shares of the Company’s common stock. There are currently 10,000,000 shares of the Company’s common stock under the 2007 Plan. As of July 31, 2012 there were options to purchase 16,500,000 shares of the Company’s common stock outstanding under the 2007 Stock Option Plan.

A summary of the activity of the Company’s outstanding options and warrants for the year ended ended July 31, 2012 is as follows:

	Options and warrants	Weighted average exercise price
Outstanding August 1, 2011	17,500,000	$0.04
Granted	-	-
Exercised	-	-
Expired	1,000,000	0.12
Outstanding, July 31, 2012	16,500,000	$0.03

Range of exercise prices	Warrants outstanding and exercisable	Weighted average remaining contractual Life	Weighted average exercise price
$.01	10,000,000	4.2	$0.01
0.07	6,500,000	2.1	0.07

The weighted average remaining contractual life of the terms of the warrants and options is 6.3 years.

6.	Income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of July 31, 2012, are as follows:

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

The federal statutory tax rate reconciled to the effective tax rate during the three months ended July 31, 2012, is as follows:

2012
Tax at U.S. Statutory Rate	35.0%
State tax rate, net of federal benefits	5.0%
Change in valuation allowance	(40.0)
0.0%

7.	Recent events:

Eden Acquisition

On May 14, 2012, the Company entered into and consummated the Agreement Concerning that Exchange of Securities (the “Agreement”) with Eden Surgical Technologies, LLC (“Eden”), a Texas limited liability company and the equity holders of Eden.

Pursuant to the Agreement, the Registrant agreed to acquire all of the outstanding membership interests of Eden in exchange (the “Exchange”) for the issuance of an aggregate of 50,000,000 shares (the “Exchange Shares”) of the Company’s common stock (the “Common Stock”). The shares were valued at $25,000 (the market price of the common stock o the date the parties agreed to the acquisition). As a result of the Exchange, Eden became a wholly-owned subsidiary of the Company.

Eden, formed on September 10, 2010, as an importer and distributor of trauma surgical products. As of the date of the acquisition Eden did not had any revenues. Subsequent to the acquisition, Eden has not had any activity, and accordingly, the Company has recorded an impairment of their investment of $25,000 included in other expenses for the year ended July, 31, 2012.

8.	Subsequent events:

Suspension of trading

On September 17, 2012 the Securities and Exchange Commission (“SEC”) issued an Order of Suspension of Trading of our common stock. In the order the SEC stated that it appeared that there is a lack of current and accurate information concerning the securities of the issuers named in the order, including the Company. Further to the order the SEC has requested the Company to voluntarily provide and preserve certain documents. The confidential and voluntary document request is substantially related to items disclosed in the Company’s Form 10-K/A for the year ended July 31, 2011. The suspension ended on September 28, 2012. However, in order for our common stock to resume quotations, the SEC requires that a broker-dealer must file Form 211 with the Financial Industry Regulatory Authority (“FINRA”), representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. We have no agreement with any broker dealer to file Form 15c-211. Accordingly, our securities may be worthless and we may be forced to curtail or abandon our business plan. The Company has provided most of the material requested and anticipates filing the remaining items to the SEC shortly after the filing of this annual report.

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.